Form 10KSB
period 1999-12-31
SHC CORP
filed 2000-07-07
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark one)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transaction period from _______ to _________.

Commission file number: 0-26328

                                    SHC CORP.
                                Formerly known as
                          VICTORMAXX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

ILLINOIS                                                   36-3971950
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

390 SOUTH EIGHTH STREET, 2ND FLOOR, WEST DUNDEE, ILLINOIS           60118
(Address of principal executive offices)                            (Zip Code)


                                 (847) 836-6685
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]Yes [X] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-SB. [ ]

The Issuer's revenues for the year ended December 31, 1999 were $3,055,856.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 19, 2000 as reported on the OTC Bulletin Board, was approximately $6,838,900 (based upon $0.08 per share closing price on that date, as reported by the OTC Bulletin Board).

As of June 19, 2000, there were 85,486,248 shares of the registrant's Common Stock outstanding.

                                    SHC CORP.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999


                                                                                    PAGE
PART I
         Item 1.    Business                                                          1

         Item 2.    Properties                                                        6

         Item 3.    Legal Proceedings                                                 6

         Item 4.    Submission of Matters to a Vote of Security Holders               9

PART II

         Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters                                               9

         Item 6.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                        11

         Item 7.    Consolidated Financial Statements                                15

         Item 8.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                         16

PART III

         Item 9.    Directors and Executive Officers of the Registrant               16

         Item 10.   Executive Compensation                                           17

         Item 11.   Security Ownership of Certain Beneficial Owners and
                    Management                                                       19

         Item 12.   Certain Relationships and Related Transactions                   20

         Item 13.   Exhibits and Reports on Form 8-K                                 22

                    Signatures                                                       25

                                     PART I

ITEM 1.           BUSINESS

GENERAL AND BUSINESS DEVELOPMENT

SHC Corp. (the "Company"), f/k/a VictorMaxx Technologies, Inc. ("VictorMaxx"), was incorporated as an Illinois corporation on March 22, 1994. Prior to the Company's initial public offering (the "Public Offering"), the Company financed its operations primarily through the private sales of equity securities, which raised net proceeds of $663,732; borrowings from its stockholders, which raised net proceeds of $93,900; bridge loan financings, which raised net proceeds of $3,051,763; and the issuance of short term debt, which raised an aggregate of $300,000. The Company completed its Public Offering on August 10, 1995, which raised net proceeds of approximately $14,839,708. On September 29, 1995, the underwriter exercised a portion of its over-allotment option, which raised net proceeds of approximately $81,619.

VictorMaxx initially designed, developed and sold virtual reality products for home use. These efforts focused on hardware products but were expanded in September 1995 to include development of a virtual reality software system and applications. VictorMaxx achieved only limited revenues since its inception. After marketing efforts failed to stimulate sales, the Company's management ceased marketing virtual reality hardware products and subsequently liquidated its remaining inventory. On October 31, 1996, VictorMaxx vacated its office facilities and suspended its operations indefinitely. From that date through December 1997, management conducted its business from a variety of their personal residences. VictorMaxx did not generate any revenues for the year ended December 31, 1997.

On January 8, 1998, VictorMaxx closed on an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire all of the outstanding capital stock of Sonoma Holding Corporation, a diversified holding company ("Sonoma"). At the time of the Reorganization Agreement, Sonoma was a diversified holding company whose wholly-owned subsidiaries included U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., Sonoma Management Co. and an eighty percent (80%) equity interest in Payday Check Advance, Inc. Subsequent to the Reorganization Agreement, the Company established new offices in West Dundee and Schaumburg, Illinois, and changed its name to SHC Corp. The transaction has been accounted for as a reverse acquisition ("Acquisition") of VictorMaxx by Sonoma using the purchase method of accounting. No goodwill was recognized in connection with the acquisition. In connection with the Acquisition, the Company issued 12,108,558 shares of VictorMaxx common stock and 100,000 shares of its convertible preferred stock ("Preferred Stock") to the shareholders of Sonoma. Each share of Preferred Stock was convertible into 300 shares of common stock. In June 1998, 70,000 shares of Preferred Stock were converted into 21,000,000 shares of common stock. In July 1998, 30,000 shares of Preferred Stock were converted into 9,000,000 shares of common stock. Additionally, the Company has issued 1,550,000 shares of its common stock to certain creditors of the Company, which include certain former executive officers and a director of the Company. In addition, the Company has issued 615,000 shares of its common stock to a group of individuals as a settlement of various employment claims and as compensation for assisting in the consummation of the transaction.

On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries, U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, who is a shareholder, officer, and director. Consideration paid by the purchaser was
5.5 million shares of the Company's common stock and debt assumption of $353,867. Concurrently with the surrender of the 5,500,000 shares, such shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote.

All parties to the settlement agreed to release all other parties from any and all claims related to this matter.

Following the Agreement of Purchase and Sale with Fleetmax, the Company retained its eighty percent (80%) equity interest in Payday Check Advance, Inc., d/b/a Payday Express ("Payday"). The remaining 20% was held by Argent Enterprises, Inc., an Illinois corporation ("Argent"). In January 1999, Sonoma and Payday received notice from a third party that such third party was a 20% shareholder of Payday based on a transaction with Argent whereby it acquired such interest. SEE ITEM 3 - LEGAL PROCEEDINGS.

Management intends to focus its efforts and resources on growing the Payday business. The first Payday location opened for business in August 1997. The Company currently expects its future revenues, if any, to be derived from interest earned on short-term loans offered by Payday to its customers. As of early 2000, there were approximately 44 Payday locations conducting business in Illinois and 5 stores in Indiana. Since then, the Board of Directors has elected to close certain unprofitable stores and following such closings, as of June 15, 2000, there are approximately 27 Payday locations conducting business in Illinois and 4 locations operating in Indiana under the name "Money Market." In addition to its equity interests in Payday and Money Market, the Company has four wholly-owned subsidiaries: Millenium Funding, LLC, which was formed with the intent of seeking opportunities to leverage the Company's customer base; E Star Systems, Inc., which performs collections functions on delinquent loans; Sonoma Financial Corporation, which is and has been a non-operating entity; and Payday Express of America, Inc, which was intended to operate as the Company's operating entity in Wisconsin and which to date has not commenced doing business.

In May 1999, the Company entered into an agreement to purchase all of the issued and outstanding shares of Money Market, Inc., an Indiana corporation ("Money Market") engaged in the payday lending business through two separate locations. Following a short period during which the shares were held in escrow by the Company's counsel, title to the shares transferred to the Company upon issuance of a payday lending license by the State of Indiana. In consideration of the shares of the Money Market, the Company issued to the sellers: (i) $60,000 in cash; (ii) promissory notes with an aggregate principal balance of $55,000; and
(iii) 167,000 shares of the Company's common stock in the aggregate. Management has been operating Money Market as a wholly-owned subsidiary.

In June 1999, the Company, through Money Market, entered into an Asset Purchase Agreement with Easy Money of Indiana, Inc., an Indiana corporation engaged in the payday lending business. Pursuant to the Asset Purchase Agreement, the Company purchased certain assets relating to a payday lending store in Indiana for cash consideration of approximately $28,000.

PRINCIPAL PRODUCTS AND SERVICES

The Company is primarily engaged in the small consumer loan business, offering short-term loans to individuals, which are commonly referred to as payday loans. The Company's management believes that a market exists for prospective customers that may have limited access to other sources of consumer credit. Payday is a licensed provider of small consumer loans in Illinois and Money Market is a licensed provider of small consumer loans in Indiana. Where permitted by law, Payday and Money Market offer a standardized, single installment loan ranging from $50 to $300 through its post-dated check process. Through this process, Payday and Money Market permit customers to receive a cash advance for a finance charge and a signed loan agreement, secured by a post-dated personal check. Such loans generally have terms of one to two weeks. Small consumer loans are offered in a highly structured regulatory environment. Payday and Money Market stores are licensed under their respective state laws where their business is transacted, which establish allowable interest rates, fees and other charges on small loans made to consumers.

STORE OPERATIONS

The Company's objective is to locate its stores in highly visible and accessible locations and to operate them during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases, in or near destination shopping centers. On average, a typical store occupies 1,200 square feet and is located in a strip shopping center or a free standing building. All of Company's store locations are individually leased. Company management and personnel supervise the construction and decoration of new stores. Consistent signage and decorations are used at each store in order to maintain and increase the market's awareness of the Company. Typically, business hours at Company's store locations are from 10 a.m. to 7 p.m., Monday through Friday, 9 a.m. to 1 p.m. on Saturday and closed on Sunday.

The cost of opening a new store is dependent on the size and location of the store. Typical costs include, among other things, store lease, leasehold improvements, furniture and fixtures, computer equipment, and start-up capital. According to current management estimates, the average cost to open a new store with a turnkey operation ranges from $20,000 to $25,000. The establishment of a new store location takes approximately 2 to 3 months to complete before becoming fully operational. During 1998 and 1999, Payday opened 16 stores and 24 stores, respectively. There can be no assurance that the Company's stores will continue to generate the same growth level as in the past or that any newly opened or acquired store will perform at a level comparable to any of the Company's existing stores.

MARKETING, SALES AND DISTRIBUTION OF PRODUCTS AND SERVICES

Management believes that its most effective marketing takes place through in-store programs. Store personnel are trained to provide courteous and efficient service and to develop and maintain strong relationships with the Company's customers. In addition, the Company attempts to create a consistency of appearance at each store through consistent signage and decoration. The Company is currently in the process of developing a comprehensive marketing program.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

On October 15, 1998, the Company, through a wholly-owned subsidiary formed for such purpose, entered into an agreement with Millenium Financial, Inc., a full service mortgage broker ("Millenium Financial"), to provide mortgage services to the Company's customers. As of June 19, 2000, the Company had not generated any material benefits or revenues from this agreement.

COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Due to the relatively recent development of the payday lending industry, there exists a lack of substantial literature and information regarding the industry as a whole. However, management believes that the payday lending industry is characterized by intense and increasing competition. Management believes major competitive factors are location, finance charges, internal operating controls and customer service. Management believes that certain of its competitors have substantially greater number of locations, larger customer bases and stronger financial capabilities than the Company. In addition, management believes some of Payday's competitors may offer a broader range of financial services than Payday currently provides, which may include such items as check cashing and car title services. It is also the belief of the Company that the industry is also characterized by low entry barriers and is highly fractionalized. Management estimates that in Illinois, where Payday currently conducts all of its operations, there are at least 25 persons or entities engaged in the payday lending business. Management estimates that in Indiana, where Money Market currently conducts all of its operations, there are at least 15 persons or entities engaged in the payday lending business. Management also believes that based on number of operating stores, Payday is one of the largest providers of payday loans in the Chicago metropolitan area. It is impossible to predict what the effect, if any, certain potential initiatives will have on the industry's competitive business conditions or the Company's competitive position within the industry. See below - "Government Regulation." There can be no assurance that the Company will be able to successfully compete in the future.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company has no major customers on which it depends.

GOVERNMENT REGULATION

The Company is licensed to provide payday lending services in Illinois and Indiana.

Primary responsibility for regulating financial institutions rests at the state level. Management of the Company believes that at least 21 states now permit payday lending. With the exception of the Company's four Money Market stores in Indiana, all of the Company's Payday stores are located and conduct their business within the state of Illinois, which permits payday lending. Following the decision of the Illinois General Assembly in 1981 to abolish the previously existing usury law, Illinois has no restrictions on the rate of interest or the amount of fees which may be charged by payday lenders. It is the expectation of management that efforts to expand the Company's geographic area of business will focus on states currently permitting payday lending or on states where management believes there may be a reasonable likelihood that payday lending will soon be permitted. However, management's plans for expansion may be adversely affected by restrictive regulation by the various states or potential future regulation or control of the payday lending industry.

Certain consumer rights groups and at least one State of Illinois legislator have indicated their desire to promote initiatives designed to more strictly regulate the payday lending industry. Management perceives the focus of these efforts to be limits on interest charged and caps on fees associated with loans made to customers. It is impossible for management to predict the outcome of any such initiatives or their possible effect on the Company and its operations. However, there can be no assurances that any such initiatives will not ultimately have a material adverse effect on the Company and its operations.

RESEARCH AND DEVELOPMENT

The Company incurred no research and development costs in 1998 or 1999 and does not anticipate to incur any material research and development costs going forward. However, this belief is dependent on management's current plans for the Company and could change in the event of a change in such plans.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Based on the nature of its current and past business operations, the Company has not incurred and does not expect to incur going forward any material costs or adverse effects with respect to compliance with any applicable environmental laws.

EMPLOYEES

The Company currently employs approximately 60 people. Of these employees, 53 are full-time employees and 7 are part time employees. The Company's relationship with its employees is not governed by any collective bargaining agreements and the Company has never experienced any organized work stoppage. The Company believes its relationship with its employees to be good. The Company also offers certain employees a group health insurance program.

REPORTS TO SECURITY HOLDERS

The Company is required to file quarterly reports with the Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at HTTP://WWW.SEC.GOV.

ITEM 2.           PROPERTIES

Currently, the Company's executive offices are leased at 390 South Eighth Street, Second Floor, West Dundee, Illinois, 60118. The lease is set to expire in 2005, unless the Company elects to renew the term for an additional 5 years. The Company owns no real estate.

In addition to its administrative and executive offices, the Company conducts business through its Payday and Money Market subsidiaries, at various locations, which stores are leased by the Company from the corresponding property owners. Store leases are typically for three year terms, and contain Payday and Money Market options for one or two additional three year terms. The leases provide for rental payments at prevailing market rates. Most of the stores are located in strip malls.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, the Company is not party to any material legal proceedings.

In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent, and the former president, CEO and director of the Company executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director agreed to act as a consultant to the Company for a specified period and the Company agreed to him an aggregate of $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance to be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director also agreed not to compete with the Company during the consulting period and to refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provided for the exchange of general releases between the Company, the former president, CEO and director and other parties thereto. The Company expensed the entire cost of this settlement in 1995. The Company has not made any payments to the former president, CEO and director subsequent to July 1996.

During the month of December 1997, the former president, CEO and director executed a settlement agreement, effective upon the acquisition of Sonoma, whereby his claims arising from the alleged breach of the July 1995 settlement agreement was settled for 1,000,000 shares of Common Stock of the Company. The former president, CEO and director was an affiliate of Sonoma at the date of the acquisition.

In May 1998, the Company and certain of its officers entered into a second agreement with the former president, CEO and director to settle all remaining claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. As of June 19, 2000, all but

770,000 of the shares had been released from the voting trust. A third party ultimately delivered $650,000 representing the Company's obligation to the escrow agent, and in exchange for such funds was assigned the Company's rights in and to certain of the escrowed shares. In November 1999, the former president, CEO and director filed a motion in the United States District Court for the Eastern District of Illinois, case number 98 C 1697, seeking to compel distribution of the remaining escrowed shares and alleged that he may be entitled to certain additional shares of the Company's stock based on alleged anti-dilution provisions contained in the Settlement Agreement. As of June 19, 2000, most of the escrowed shares have been distributed from the escrow and the Board of Directors has approved a settlement offer which would provide for: (i) distribution of the shares which remain in escrow and (ii) the issuance of approximately 1,300,000 shares of the Company's common stock in exchange for a dismissal of the litigation and complete and mutual release of any and all claims between the parties. With regards to this settlement, the Company recorded an expense of $65,000 in 1998. The parties are currently in the process of drafting appropriate settlement documents.

In a related matter, the Company recently negotiated a settlement agreement with its prior counsel (and escrow agent under the aforementioned settlement agreement) pursuant to which such prior counsel resigned as escrow agent and returned 1,000,000 shares of the Company's stock to the Company which had been previously issued to such counsel in exchange for a execution of a mutual general release of claims and payment of $20,000 for fees incurred in acting as escrow agent in the above matter.

Sonoma owns 80% of the outstanding capital stock of Payday. Prior to January 1999, the remaining 20% was held by Argent Enterprises, Inc., an Illinois corporation ("Argent"). Sonoma and Argent are parties to an agreement restricting transfer of the Payday stock. Such agreement grants each party the right of first refusal to purchase any stock of Payday before any such stock may be transferred by a shareholder to any third party. In January 1999, Sonoma and Payday received notice from a third party that such third party was a 20% shareholder of Payday based on a transaction with Argent whereby it acquired such interest. The Company and Payday are currently in the process of investigating such purported transaction in order to determine whether such third party is a shareholder of Payday and whether such purported transaction violated the terms of the shareholders' agreement.

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party and part of the consideration was rejected. The parties are in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, case number 99 L 596. The parties have exchanged settlement offers. The Company cannot predict with any certainty the outcome of this litigation.

On November 4, 1998, an investor in the Company filed a lawsuit in the Circuit Court of Kane County, Illinois, case number LKA 98 580, seeking $250,000 in damage. The plaintiff asserts that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitle him to "put" such shares to the Company in exchange for $250,000. The plaintiff claims that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties have subsequently agreed to a settlement in principle pursuant to which the Company will deliver to such investor, in exchange for a release of all claims, $100,000 and 1,500,000 shares of the Company's common stock. The parties are currently in the process of documenting the settlement agreement.

Payday is a defendant in a number of federal class action cases asserting various violations of the Truth in Lending Act, 15 U.S.C. Section 1601, ET SEQ. ("TILA"), Fair Debt Collection Practices Act ("FDCPA"), state consumer fraud claims and unconscionability claims. The cases, which are listed below, are at various stages in the litigation process.

SANDRA BROWN ET AL. V. PAYDAY CHECK ADVANCE, INCORPORATED, ET AL., United States District Court Case No. 99 C 2074, 7th Circuit Case No. 99-3110; MARGUERITE MITCHEM V. PAYDAY CHECK ADVANCE, INC. ET AL., United States District Court Case No. 99 C 1869, 7th Circuit Case No. 99-3110. Both of these cases, consolidated for appeal purposes, were dismissed by the respective federal district court judges before whom they were pending. The Court of Appeals for the Seventh Circuit affirmed the dismissals. The Plaintiffs have filed a Petition for WRIT OF CERTIORARI with the United States Supreme Court, requesting that the Court accept the appeal because:
(a) the Seventh Circuit misapplied TILA to Plaintiffs' claims; (b) TILA permits the recovery of statutory damages for Plaintiff's claims; and, (c) there exists a conflict between the federal Circuit Courts of Appeals and the interpretation of TILA to the Plaintiffs' claims. There is no way to predict whether the Supreme Court will accept the Plaintiffs' Petition. The Supreme Court will not decide until it returns from summer recess. If the Supreme Court were to accept the case for review, there is a possibility of an unfavorable outcome and the Supreme Court could reverse the Seventh Circuit's finding and determine that Payday was in "technical" violation of TILA. Plaintiffs would be entitled to recover statutory damages based on the lesser of $500,000 or 1% of the defendant's net worth, and attorneys' fees. Because of the current procedural status of the cases, the Company is unable to evaluate the outcomes of these cases.

EARL TERRY V. PAYDAY CHECK ADVANCE, INC., ET AL., Case No. 99 C 2486; LIZABETH MACCAGNO, ET AL. V. PAYDAY CHECK ADVANCE, LLC, ET AL., Case No. 99 C 2579; LATANDA ALLEN, ET AL. V. PAYDAY CHECK ADVANCE, INC., ET AL., Case No. 99 C 7656. These are cases similar to BROWN and MITCHEM and to the extent they assert the same TILA violations as those found in BROWN and MITCHEM, their outcome is determined by the financial disposition of those cases. These cases raise new TILA violations based upon disclosure of a security interest taken in the post-dated check received from each borrower. Payday has argued in its filings in this case that this issue has been addressed and resolved favorable to the lender in cases decided by various federal district court judges and the Seventh Circuit.

In LATANDA ALLEN V. PAYDAY, a motion to dismiss was filed on behalf of Payday. The motion is fully briefed and a ruling is anticipated within the next 60 days. The motion raises the same defenses as those raised in BROWN, MITCHEM and other Payday loan cases. Because of the current procedural status of the case, the Company is unable to evaluate the outcomes of this case.

In EARL TERRY V. PAYDAY, a motion to dismiss was filed and fully briefed. The court ruled that the plaintiff in MITCHEM raised the same three issues that Terry raises, and sued the same defendant as Terry. Therefore, the court ruled that ruling on Payday's motion to dismiss would be a duplication of judicial resources and stayed further proceedings until the Seventh Circuit ruled on the MITCHEM case. Payday anticipates renewing its motion to dismiss based upon the ruling in MITCHEM.

LIZABETH MACCAGNO, ET AL. V. PAYDAY asserts many of the same claims asserted in the other cases filed against Payday. Additionally, claims are asserted against Payday for purported violations of the Fair Debt Collection Practices Act ("FDCP"). The FDCP contains damages provisions similar to those of TILA (the lesser of $500,000 or 1% of net worth). There is currently a stay in effect pending settlement discussions. The case of SANDERS V. JACKSON was recently decided by the Seventh Circuit. The court found under the facts there, an award of the lesser of $500,000 or 1% of the net worth was warranted. The thrust of the opinion deals with the court deciding on how to value net worth and, in doing so, whether net worth included goodwill as a component. The court concluded that net worth means book value net worth, not fair market net worth. Further, the court concluded that goodwill is not a component of net worth.

The outcome of these cases, for the most part, depends upon whether the Seventh Circuit's opinions in BROWN and MITCHEM remain final and the resolution of the security interest disclosure by the federal district judges before whom the remaining cases are pending. No potential losses can be quantified until these legal issues are finally resolved; although, as stated above, statutory damages under ss. 1640 of TILA are based on the lesser of $500,000 or 1% of the defendant's net worth and any unfavorable ruling could result in an award being made under TILA.

In April 1999, the Company entered into a settlement agreement with a judgment creditor of the Company, Circuit Court of Cook County, Illinois, Case No. 99 CH 00625, pursuant to which the Company was obligated to make installment payments in the aggregate amount of $100,000 to the creditor, with all remaining sums due on or before October 15, 1999, certain amounts of which remain outstanding. In addition, the Company issued 10,000 shares of common stock to the investor as part of the settlement. On May 12, 2000 the parties entered into a settlement agreement pursuant to which the Company issued 990,000 shares of the Company's common stock in exchange for a full release of claims (including the judgment) and the return of the 10,000 shares previously delivered to the judgment creditor. These 10,000 shares were subsequently cancelled by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 1998, the Company's Board of Directors and a majority of the Company's shareholders amended the Company's Articles of Incorporation for the purpose of changing the name of the Company to SHC Corp.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock commenced trading on the NASDAQ Small-Cap Market ("NASDAQ") on August 10, 1995 under the symbol "VMAX" and commencing on April 17,

2000, under the symbol "VMAXE." Upon filing of this document and certain other required filings, it is anticipated that the stock will resume trading under the symbol "VMAX." Prior to August 10, 1995, the common stock was not publicly traded. On October 23, 1996, the Company received notification from the NASDAQ Listing Qualifications Panel that because the Company did not meet the maintenance criteria for continued listing of its securities on NASDAQ, the Company's Securities would be delisted from NASDAQ effective at the close of business on October 24, 1996. Subsequent to that date, the Securities of the Company have been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing sales price for each quarterly period since January 1, 1998 for the common stock, as reported on the OTC Bulletin Board.


                                                           High           Low
                                                           ----           ----
Fiscal Year ended December 31, 1998
     First Quarter                                          .38            .22
     Second Quarter                                         .30            .20
     Third Quarter                                          .28            .12
     Fourth Quarter                                         .25            .14
Fiscal Year ending December 31, 1999
     First Quarter                                          .25            .09
     Second Quarter                                         .25            .15
     Third Quarter                                          .31           .125
     Fourth Quarter                                         .23            .11
Fiscal Year Ending December 31, 2000
     First Quarter                                          .44           .125

As of June 19, 2000, there were approximately 500 shareholders of record of the Company's common stock.

As part of the sale of certain subsidiaries to Fleetmax, a shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote. SEE ITEM I - GENERAL AND BUSINESS DEVELOPMENT.

To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Company's board of directors and will depend upon the Company's ability to generate earnings, its capital requirements, and financial condition and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that are modified by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

The Company's independent accountants have included an explanatory paragraph in their audit reports making reference to the Company's Notes to Consolidated Financial Statements (Note 1), which discusses the fact that the Company's consolidated financial statements for the years ended December 31, 1999 and 1998 have been prepared assuming that the Company will continue as a going concern. As it has in the past, the Company will need to rely upon debt and equity capital to sustain operations in the future. If such funding is not obtained, the Company will be required to scale back operations and/or to seek a financial re-structure.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUES. The Company had revenues for the year ending December 31, 1999 of $3,055,856 compared to revenues of $1,598,049 for the year ending December 31, 1998. This increase of 91% was due to the increase in the number of stores from 20 at December 31, 1998 to 48 at the end of December 31, 1999.

COST OF STORE OPERATIONS. For the year ended December 31, 1999 and 1998, the Company had expenses related to store operations of $2,459,691 and $890,330, respectively. This increase of 176% was due to the increase in the number of stores, which encompasses expenses for staffing, rent, utilities, and other operating expenses.

GROSS PROFIT. Gross profit decreased 16% from $707,719 for the year ended in December 1998 to $596,165 for the same period in fiscal 1999. This was due to the fact that costs associated with store openings and ramping up store activities exceeded the increase in store revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. These expenses increased 20% from the year ended December 1998 to the year ended December 1999. The amounts for 1998 and 1999 were

$2,182,135 and $2,625,209, respectively. The increase was due primarily to the increases in provision for bad debts and collection expenses in fiscal 1999 over the 1998 expense.

INTEREST EXPENSE. Interest expense in fiscal 1999 was $173,427, and in fiscal 1998 was $101,044. This increase of 72% was due to the increase in borrowings to fund the increase in the number of stores and to support the growth in receivables.

NET LOSS. The net loss in fiscal 1999 widened to $2,202,471 from a net loss of $1,575,460 in fiscal 1998. This was due to the reasons stated above.

NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $5.5 million to offset future taxable income, if any. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the corporation's outstanding common stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Due to the ownership change in connection with the initial public offering, the Company is subject to an annual limitation on the use of its net operating losses. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that inflation will not affect the Company's business in the future.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) becomes effective for all fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in its fiscal year that began January 1, 1999.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 14, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1998. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the years ended December 31, 1999 or 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 1999 or 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the "Payday Loan" industry located in the Mideast section of the contiguous United States.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the company until 2001. The Company is currently evaluating what impact this standard will have on its financial statements.

LIQUIDITY

The Company had a negative working capital position of $2,192,610 and $1,090,506 at December 31, 1999 and December 31, 1998, respectively. The Company has been able to fund its operations via receipts from issuances of common stock and notes payable.

The Company realizes it needs to strengthen its working capital position and over-all financial condition. It has closed 18 stores to reduce the losses and improve its cash position. It is in talks with several groups regarding cash infusions via equity or debt capital. It is expected with the 10-K filing for fiscal 1999, these groups will be willing to conclude such discussions in a positive manner, such that, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with three noteholders to exchange their notes for common stock in fiscal 2000. The amount of these notes is approximately $265,000.

It is management's intention to offer a conversion of debt-for-stock to certain noteholders after the Company's common stock is listed again on the OTC Bulletin Board. Management does not now how many noteholders, if any, will agree to convert their notes, but believes there will be some conversions.

LITIGATION

The Company and its subsidiaries are defendants in various business-related litigation matters. While these litigation matters involve wide ranges of potential liability, management does not believe the eventual outcome of these matters will have a material adverse effect on the Company's financial statements. SEE NOTE 9 OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

                                   SHC CORP.


                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
         Report of Independent Certified Public Accountants                                       F-1

         Consolidated Financial Statements:

                  Consolidated Balance Sheets - December 31, 1999 and 1998                        F-2

                  Consolidated Statements of Operations for the Years Ended
                     December 31, 1999 and 1998                                                   F-3

                  Consolidated Statements of Stockholders' Deficit for
                     the Years Ended December 31, 1999 and 1998                                   F-4

                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1999 and 1998                                                   F-5

         Notes to Consolidated Financial Statements                                               F-6


                     (HANSEN, BARNETT & MAXWELL LETTERHEAD)


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of SHC Corp.:

We have audited the consolidated balance sheets of SHC Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHC Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial losses since inception. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  HANSEN, BARNETT & MAXWELL
April 30, 2000, except as to note 9,
as to which, the date is May 30, 2000

Salt Lake City, Utah

                                    SHC CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                        1999            1998
                                                     -----------   -------------
CURRENT ASSETS
     Cash                                            $    14,242   $   149,321
     Accounts receivable, net of allowance for
       doubtful accounts of $1,245,238 and $465,000      912,673       645,015
     Notes receivable                                      4,196          --
     Prepaid expenses                                     34,419         4,350
                                                     -----------   -----------
              TOTAL CURRENT ASSETS                       965,530       798,686

FIXED ASSETS
     Property and equipment                              694,342       369,926
     Less: accumulated depreciation                     (199,403)      (67,158)
                                                     -----------   -----------

              TOTAL FIXED ASSETS, NET                    494,939       302,768

OTHER ASSETS
     Security Deposits                                    97,769        43,046
                                                     -----------   -----------

TOTAL ASSETS                                         $ 1,558,238   $ 1,144,500
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                $   591,908   $    96,737
     Accrued liabilities                                 690,838       450,737
     Current portion of notes payable                  1,875,394     1,341,718
                                                     -----------   -----------
              TOTAL CURRENT LIABILITIES                3,158,140     1,889,192

LONG-TERM PORTION OF NOTES PAYABLE                        61,586        35,751
                                                     -----------   -----------
              TOTAL LIABILITIES                        3,219,726     1,924,943

REDEEMABLE COMMON STOCK
     Common Stock - Class A, $.001 par value; 400,000
      shares redeemable at $0.50 per share               200,000       200,000

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 1,000,000 shares
       authorized; none issued                                --            --
     Common stock, par value $.001; 100,000,000
       shares authorized; 75,073,908 and 64,017,500
       shares issued and outstanding, respectively        75,074        64,018
     Additional paid-in capital                        1,990,969       680,599
     Accumulated deficit                              (3,927,531)   (1,725,060)
                                                     -----------   -----------

              TOTAL STOCKHOLDERS' DEFICIT             (1,861,488)     (980,443)
                                                     -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 1,558,238   $ 1,144,500
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                              1999            1998
                                           -----------    -----------
NET SALES                                  $ 3,055,856    $ 1,598,049

COST OF STORE OPERATIONS                     2,459,691        890,330
                                           -----------    -----------

     Gross profit                              596,165        707,719

OPERATING EXPENSES
     Selling, general and administrative     2,625,209      2,182,135
                                           -----------    -----------


Loss from operations                        (2,029,044)    (1,474,416)

OTHER EXPENSES
     Interest expense                          173,427        101,044
                                           -----------    -----------

     NET LOSS                              $(2,202,471)   $(1,575,460)
                                           ===========    ===========

LOSS PER SHARE DATA

     Basic and diluted                     $     (0.03)   $     (0.04)
                                           ===========    ===========

WEIGHTED AVERAGE SHARES

     Basic and diluted                      69,024,620     41,847,635
                                           ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                         PREFERRED STOCK         COMMON STOCK        ADDITIONAL                   TOTAL
                                      --------------------    -------------------     PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                      SHARES        AMOUNT    SHARES       AMOUNT     CAPITAL      DEFICIT       DEFICIT
                                      ------        ------    ------       ------     -------      -------       -------
BALANCE AT JANUARY 1, 1998           100,000   $   332,459   12,108,558  $ 12,108  $   122,078  $  (149,600) $   317,045

Shares issued to acquire VictorMaxx
  Technologies, Inc.                      --           --     7,791,442     7,792       (7,792)          --           --

Stock issued for services                 --           --     8,543,876     8,544      481,513           --      490,057

Stock issued for cash                     --           --    12,157,791    12,158      581,442           --      593,600

Shares issued for conversion of
 notes payable                            --           --       870,833       871      130,129           --      131,000

Conversion of preferred shares to
 common shares                      (100,000)     (332,459)  30,000,000    30,000      302,459           --           --

Stock purchased for $0.02 then
 cancelled                                --            --   (1,000,000)   (1,000)     (19,000)          --      (20,000)

Stock issued for compensation
 at $0.28 per share                       --            --       45,000        45       12,330           --       12,375

Stock acquired in Fleetmax purchase,
 then cancelled                           --            --   (5,500,000)   (5,500)    (673,560)          --     (679,060)

Shares purchased under a put agreement    --            --   (1,000,000)   (1,000)    (249,000)          --     (250,000)

Stock issued for acquisition of interest
 in three Payday store operations         --            --      400,000       400      199,600           --      200,000

Less redeemable shares                    --            --     (400,000)     (400)    (199,600)          --     (200,000)

Net loss                                  --            --           --        --           --   (1,575,460)  (1,575,460)
                                ------------   -----------  -----------  --------  -----------  -----------  -----------


BALANCE AT DECEMBER 31, 1998              --            --   64,017,500    64,018      680,599   (1,725,060)    (980,443)

Stock issued for cash                     --            --    8,965,067     8,965      991,470           --    1,000,435

Stock issued for services                 --            --    1,924,341     1,924      294,067           --      295,991

Stock issued to acquire interests
 in Indiana stores                        --            --      167,000       167       24,833           --       25,000

Net loss                                  --            --           --        --           --   (2,202,471)  (2,202,471)
                                ------------   -----------  -----------  --------  -----------  -----------  -----------


BALANCE AT DECEMBER 31, 1999             --    $       --    75,073,908  $ 75,074  $ 1,990,969  $(3,927,531) $(1,861,488)
                                ============   ===========  ===========  ========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                             1999              1998
                                                                        --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                         $   (2,202,471)   $   (1,575,460)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                    201,580            63,802
              Services paid by common stock issuances                          295,991           490,057
              Compensation expense relating to grant of
                 common stock                                                       --            12,375
              Settlement cost paid in stock and debt
                of subsidiary interests                                             --           325,000
              Change in operating assets and liabilities:
                    Accounts receivable                                       (224,425)         (373,223)
                    Related party receivable                                        --          (267,642)
                    Prepaid expenses                                           (28,949)           77,544
                    Other                                                       (4,196)               --
                    Accounts payable                                           495,171            78,801
                    Accrued liabilities                                        232,120           267,663
                                                                        --------------    --------------

              NET CASH FROM OPERATING ACTIVITIES                            (1,235,179)         (901,083)
                                                                        --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of subsidiary interests                                     (43,497)
       Purchases of property and equipment                                    (308,366)         (231,335)
       Increase in security deposits                                           (52,983)          (33,765)
                                                                        --------------    --------------

              NET CASH FROM  INVESTING ACTIVITIES                             (404,846)         (265,100)
                                                                        ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                1,000,435           593,600
       Purchase of common stock                                                     --           (20,000)
       Proceeds from notes payable                                             818,200         1,088,994
       Principal payments of notes payable                                    (313,689)         (391,526)
                                                                        --------------    --------------

              NET CASH FROM FINANCING ACTIVITIES                             1,504,946         1,271,068
                                                                        --------------    --------------

       NET INCREASE (DECREASE) IN CASH                                        (135,079)          104,885

CASH, BEGINNING OF PERIOD                                                      149,321            44,436
                                                                        --------------    --------------

CASH, END OF PERIOD                                                     $       14,242     $     149,321
                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                                    $       84,350     $      61,957
                                                                        ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -- NATURE OF BUSINESS ACQUISITION AND GOING CONCERN

       BUSINESS -- SHC Corp. (the "Company") was incorporated as an Illinois Corporation on March 22, 1994 and was known as VictorMaxx Technologies, Inc. ("VictorMaxx"). On January 8, 1998, VictorMaxx closed on an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire all of the outstanding capital stock of Sonoma Holding Corporation ("Sonoma"). Subsequent to the Reorganization Agreement, the Company changed its name to SHC Corp. The transaction has been accounted for as a reverse acquisition of VictorMaxx by Sonoma using the purchase method of accounting. No goodwill was recognized in connection with the acquisition.

       The Company is in the business of making short-term loans called payday loans within the states of Illinois and Indiana in which a customer agrees to execute a post-dated check which includes the base principal amount plus a fee. The Company agrees to hold the check for up to two weeks or until the customer's next pay day, at which time the check is deposited by the Company.

       GOING CONCERN -- The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
       The Company has incurred $3.9 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

       There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       MANAGEMENT'S ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       REVENUE RECOGNITION -- Revenue from service fees is recognized at the time the loans are made.

       CONCENTRATION OF CREDIT RISK -- The Company's credit risk arises primarily from accounts receivable in the form of undeposited checks made to customers within the states of Illinois and Indiana. There is no collateral securing these undeposited funds.

       CASH -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash.

       PROPERTY AND EQUIPMENT -- Property and equipment are stated at the lower of cost or net realizable value. Depreciation was computed using the straight-line method over estimated useful lives of three to nine years. Expenditures for maintenance and repairs were charged to operations as incurred. Upon sale or retirement of property and equipment, the cost and the related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the statements of operations.

       INCOME TAXES -- The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

       PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

       EARNINGS PER SHARE -- The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for 1999 and 1998 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive. The numbers of potential common stock equivalents excluded were 9,468,954 and 6,924,921 in 1999 and 1998, respectively.

       ADVERTISING -- The Company expenses advertising costs as incurred. In 1999 and 1998, advertising expense was $79,838 and $37,887, respectively.

       NEW ACCOUNTING STANDARDS -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 14, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1998. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the years ended December 31, 1999 or 1998.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 1999 or 1998.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the "Payday Loan" industry located in the Mideast section of the contiguous United States.

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the company until 2001. The Company is currently evaluating what impact this standard will have on its financial statements.

NOTE 3 -- PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:


                                                     1999           1998
                                                  ----------    ----------
               Leasehold Improvements             $  319,319    $   184,638
               Fixtures and equipment                313,123        123,888
               Vehicles                               61,900         61,400
                                                  ----------    -----------

               Total                              $  694,342    $   369,926
                                                  ==========    ===========

       The useful lives of property and equipment for purposes of computing depreciation are:


                     Leasehold Improvements             5-9 years
                     Fixtures and equipment             3-9 years
                     Vehicles                           3 years

       Depreciation expense recorded in 1999 and 1998 was $132,245 and $63,802, respectively.

NOTE 4 -- INCOME TAXES

       The Company did not have a current or deferred provision for income taxes for the years ended December 31, 1999 and 1998. The following presents the components of the net deferred tax asset at December 31, 1999 and 1998:


                                                                               1999             1998
                                                                      -------------    -------------
                     BENEFIT OF:
                     Operating loss carryforwards                     $   2,206,917    $   1,638,024
                     Allowance for Bad Debts                                498,095          186,000
                                                                      -------------    -------------

                     NET DEFERRED TAX ASSETS BEFORE VALUATION
                       ALLOWANCE                                          2,705,012        1,824,024

                     LESS: VALUATION ALLOWANCE                           (2,705,012)      (1,824,024)
                                                                      -------------    -------------

                     NET DEFERRED TAX ASSET                           $          --    $          --
                                                                      =============    =============

       The valuation allowance increased $880,988 and $630,184 during the years ended December 31, 1999 and 1998, respectively. The Company has net operating loss carryforwards of approximately $5,500,000 of which, $2,835,000 is limited as to usage because they arose from built in losses of an acquired company. In addition, such losses can only be utilized through the
                                      F-8
       earnings of the acquired company and are limited to a maximum of $189,000 per year. These losses expire, if unused, in years beginning in 2009.

       In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of Net Operating Loss Carryforwards by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period. Such changes may occur as a result of new common stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission on Schedule 13D and 13G by holders of more that 5% of the common stock, whether involving the acquisition or disposition of common stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the net operating loss by the Company, which could result in the Company paying substantial additional federal and state taxes.

       The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 1999 and 1998:


                                                                             DECEMBER 31,
                                                                   -----------------------------
                                                                        1999             1998
                                                                   ------------    -------------
                  Income tax benefit at statutory rate (34%)       $   (748,840)    $   (535,656)
                  Deferred tax valuation allowance change               880,988          630,184
                  State taxes, net of federal benefit                  (132,468)         (94,528)
                  Effect of change in tax rates                              --               --
                                                                   ------------     ------------

                  PROVISION FOR INCOME TAXES                       $         --     $         --
                                                                   ============     ============

NOTE 5 -- STOCK TRANSACTIONS

       In connection with the merger between Victormaxx and Sonoma Holding Corporation, the Company issued 12,108,558 shares of common stock and 100,000 shares of its convertible preferred stock ("Preferred Stock") to the stockholders of Sonoma. This issuance was considered to be a recapitalization of Sonoma. Each share of Preferred Stock was convertible into 300 shares of common stock. In June 1998, 70,000 shares of Preferred Stock were converted into 21,000,000 shares of common stock. In July 1998, 30,000 shares of Preferred Stock were converted into 9,000,000 shares of common stock. 7,791,442 shares of stock issued to the shareholders of Victormaxx were shown as being issued at a zero cost because Victormaxx had no monetary assets at the time of the merger.

       On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, who is a shareholder, officer and director. Consideration paid by the purchaser was 5.5 million shares of the Company's common stock and debt assumption of $353,867. The transaction was valued at historical cost to the Company of $679,060.

       As explained in Note 9, pursuant to a notice of judgment, the Company has recorded the acquisition of 1,000,000 shares of its stock for $250,000 under the terms of a put agreement which was exercised by a former shareholder in 1998.

       In May 1998, the Company issued 400,000 shares of its stock in connection with the acquisition of certain minority interests of some of the Payday stores. The stock is mandatorily redeemable at

       $0.50 per share and is being presented on the balance sheet under the caption of redeemable stock.

       During 1998, the Company issued 12,157,791 shares of its common stock for $593,600, the majority of which was issued under a private placement memorandum.

       During 1998, the Company issued 8,543,876 shares of its common stock to various individuals and companies for services rendered in its behalf. These shares were issued from prices ranging from $0.05 to $0.32 per share.

       During 1998, the Company issued 870,833 shares at $0.15 per share to holders of various notes in the amount of $131,000.

       During 1998, the Company paid $20,000 to acquire 1,000,000 shares from a former officer of the Company.

       During 1999, the Company issued 8,965,067 shares for $1,000,435 in cash.

       During 1999, the Company issued 1,924,341 shares for services valued at $295,991.

NOTE 6 -- STOCK OPTIONS AND WARRANTS

       NON-QUALIFIED PLAN -- During 1994, the Company granted non-qualified stock options to certain employees to purchase 24,208 shares of the Company's common stock. The options were exercisable upon vesting, and vest at one, two, and three year anniversary dates from the date of grant. Certain of these non-qualified options have been forfeited due to the termination of the employees. In years prior to 1998, 7,661 of these options were cancelled with the remaining 16,547 options being cancelled in 1998.

       In July 1995, the Company's Board of Directors and a majority of the Company's shareholders approved the 1995 Stock Option Plan (the "Stock Option Plan") covering up to 750,000 shares of the Company's common stock, pursuant to which, officers and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Stock Option Plan expires on January 31, 2005. As of December 31,1999 and 1998, options for 749,254 shares were outstanding under the plan. These options were issued in 1995 at an exercise price of $6.00 per share and vest at one, two, and three year anniversary dates from the date of grant. Options issued under the Stock Option Plan expire September 8, 2003. In May 1996, the Company modified the outstanding non-qualified stock options. All options became immediately vested, and the exercise price was reset to $2.00 per share for current employees. The exercise prices on all other options remain as originally issued.

       During 1996, the Company granted non-qualified stock options to certain employees to purchase 1,888 shares of the Company's common stock. None of these options were exercised and all such options expired during 1998.

       A summary of the status of the Company's non-qualified stock options as of December 31, 1999 and 1998, and changes during the years then ended is presented as follows:


                                                                              1999                             1998
                                                                  ----------------                 ----------------
                                                                  WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                                     SHARES         EXERCISE PRICE        SHARES    EXERCISE  PRICE
                                                     ------         --------------        ------   ----------------
         Outstanding at beginning of year           749,254                  $2.00       767,689             $ 1.99
         Granted                                          -                      -             -                  -
         Exercised                                        -                      -             -                  -
         Canceled                                         -                      -       (18,435)             (0.01)
                                                    -------                              -------
         Outstanding at end of year                 749,254                  $2.00       749,254             $ 2.00
                                                    =======                  =====       =======             ======

         Options exercisable at year-end            749,254                              749,254
                                                    =======                              =======

         Weighted-average fair value of
            options granted during the year
             (unaudited)                                                     $   -                           $    -
                                                                             =====                           ======

       At December 31, 1999, the exercise price for options outstanding was $2.00, and the weighted average remaining contractual life was 2.7 years.

       ADDITIONAL OPTIONS -- During March through August 1994, the Company granted additional options to purchase 209,126 shares of common stock to certain officers, shareholders, vendors and creditors. In May 1996, the Company modified certain of these options held by an employee. The exercise price was changed to $2.00 per share for a current employee. The exercise prices on all other options remain as originally issued. These options became fully vested at the date of grant and were immediately exercisable. The options expired unexercised in 1998.

       In 1995, the Company granted certain additional options to purchase 3,375 shares of common stock by certain shareholders and creditors. These options became fully vested at the date of grant and were immediately exercisable. These options expired unexercised during 1998 and 1999.

       A summary of the status of the Company's additional stock options as of December 31, 1999 and 1998, and changes during the years then ended is presented as follows:


                                                                              1999                             1998
                                                                  ----------------                 ----------------
                                                                  WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                                     SHARES         EXERCISE PRICE        SHARES    EXERCISE  PRICE
                                                     ------         --------------        ------   ----------------
         Outstanding at beginning of year             2,542                  $0.10       212,501             $ 3.67
         Granted                                          -                      -             -                  -
         Exercised                                        -                      -             -                  -
         Canceled                                    (2,542)                  0.10      (209,959)             (3.67)
                                                     ------                             --------
         Outstanding at end of year                       -                  $   -         2,542             $ 0.10
                                                     ======                  =====      ========             ======

         Options exercisable at year-end                  -                                2,542
                                                     ======                             ========
         Weighted-average fair value of
            options granted during the year
            (unaudited)                                                      $   -                           $    -
                                                                             =====                           ======

       At December 31, 1998, the exercise price for options outstanding was $0.10 and the weighted average remaining contractual life was 8 months.

WARRANTS -- In connection with its 1995 initial public offering, the Company issued warrants to purchase 3,489,700 shares of common stock. At December 31, 1999 and 1998, 3,219,700 were exercisable at $4.50 per share and expire on August 10, 2000.

On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries, U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, who is a shareholder, officer and director. Consideration paid by the purchaser was
5.5 million shares of the Company's common stock and debt assumption of $353,867. Concurrently with the surrender of the 5,500,000 shares, such shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote.

The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                     1999            1998
                                                -------------    -------------
Net Loss                   As reported           $(2,202,471)     $(1,510,460)
                           Pro forma             $(2,202,471)     $(2,033,510)
                                                =============    =============

Net Loss per Share         As reported          $      (0.03)     $     (0.04)
                           Pro forma            $      (0.03)     $     (0.05)
                                                =============    =============


NOTE 7--NOTES PAYABLE

    Notes payable at December 31, 1999 and 1998 consisted of the following:


                                                                       1999            1998
                                                                  --------------    ------------
Line of credit payable to a bank, bearing interest
at 10.5%; requiring monthly interest payments                      $        --      $   30,000

Line of credit payable to a bank, bearing interest at 8%;
requiring monthly interest only payments; due November
1999-extended through July 2000; secured by company assets              995,000        627,000

Line of credit payable to a bank, bearing interest at 10.25%;
unsecured; requiring interest only payments; due January 1999                --         30,000

Line of credit payable to a bank, bearing interest at 8.75%;
unsecured; requiring minimum interest only payments; due upon demand     30,000             --


                                                                            1999            1998
                                                                          --------        --------
Note payable to individual bearing interest at 12% in 1999 and
18% in 1998; unsecured; requiring monthly interest only payments;
due August 2000                                                             50,000         50,000

Notes payable to officers; unsecured; no stated interest rate; due
upon demand                                                                 25,700         91,400

Note payable to bank; bearing interest at 8.75%; secured by vehicle;
requiring monthly payments of $698; due September 2001                      15,286         20,363

Note payable to bank; bearing interest at 8.75%; secured by vehicle;
requiring monthly payments of $697; due October 2001                        14,069         20,873

Note payable to bank; bearing interest at 8.25% secured by vehicle;
requiring monthly payments of $583; due April 2000                           6,395         12,833

Note payable to individual bearing interest at 10%; unsecured;
due on demand                                                              125,000        125,000

Note payable to individual bearing interest at 14%; unsecured;
requiring monthly interest only payments; due on demand                     30,000         30,000

Note payable to individual bearing interest at 8.75%; unsecured;
due on demand                                                              125,100             --

Note payable to individual bearing interest at 8.75%; unsecured;
due on demand                                                              125,100             --

Notes payable to former owners of Money Market; bearing interest at 8%;
unsecured; requiring monthly payments of $ 667; due 2003                    52,853             --

Note payable to individual bearing interest at 10%; unsecured; requiring
monthly interest only payments; due on demand                               15,000         15,000

Note payable to individual bearing interest at 10%; unsecured; requiring
monthly interest only payments; due on demand                               15,000         15,000

Note payable to individual bearing interest at 10%; unsecured;
requiring monthly interest only payments; due on demand                     15,000         15,000


                                                                            1999            1998
                                                                         -----------    -----------
Note payable to trust bearing interest at 18%;
unsecured; due on demand                                                     87,477         90,000

Note payable to a trust bearing interest at 18%; unsecured;
requiring monthly interest only payments; due on demand                     100,000        100,000

Note payable to individual bearing at 10%; unsecured; requiring
monthly interest only payments; due on demand                                90,000        105,000

Note payable to individual bearing interest at 10%; unsecured;
requiring monthly interest only payments; due July 2000                      20,000           --
                                                                        -----------     -----------

     TOTAL NOTES PAYABLE                                                  1,936,980      1,377,469

Less Current portion of Notes Payable                                    (1,875,394)    (1,341,718)
                                                                        -----------    -----------

Long-Term Portion of Notes Payable                                      $    61,586    $    35,751
                                                                        ===========    ===========


Future maturities of Notes Payable for the next five years are as follows:

              2000                                 $1,875,394
              2001                                     16,901
              2002                                     44,685
              2003                                         --
              2004                                         --
                                                   ----------

              Total                                $1,936,980
                                                   ==========

NOTE 8 -- LEASES

The Company leases its store facilities under operating leases expiring in various years through 2004, which require the Company to pay base rents and certain additional amounts for its pro rata share of building operating costs.

Minimum future rental payments under non-cancelable operating leases as of December 31, 1999, for each of the next five years and in the aggregate are:



                     YEAR ENDED                   AMOUNT
                     ----------                ----------
                        2000                   $  694,479
                        2001                      731,847
                        2002                      235,561
                        2003                       64,019
                        2004                        2,698
                                               ----------

Total Future Minimum Rental Payments           $1,728,604
                                               ==========

Certain operating leases provide renewal options for periods of three years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rent expense for 1999 and 1998 was $768,100 and $216,838, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEGAL SETTLEMENT -- In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent and the former president, CEO and director executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director agreed to act as a consultant to the Company for a period of 27 months to commence upon the closing of the Company's IPO and the Company agreed to pay him an aggregate $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance would be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director has also agreed that during the consulting period he would not compete with the Company and would refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provided for the exchange of general releases between the Company, the former president, CEO and director and the other parties thereto. The Company expensed the entire cost of this settlement in 1995. The Company has not made any payments to the former president, CEO and director subsequent to July 1996.

During the month of December 1997, the former president, CEO and director of the Company and his attorney executed settlement agreements whereby their claims arising from the alleged breach of the July 1995 settlement agreements was settled for 1,000,000 shares of the Common Stock of the Company. The settlement agreement was effective with the acquisition of Sonoma. The former president, CEO and director was an affiliate of Sonoma on the date of the acquisition.

In May 1998, the Company and certain of its officers entered into a second agreement with the former president, CEO and director to settle all remaining claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. A third party ultimately delivered $650,000, representing the Company's obligation to the escrow agent, and in exchange for such funds, was assigned the Company's rights in and to certain of the escrowed shares. The former president, CEO and director instituted proceedings to enforce certain provisions in the second settlement agreement. On or about June 13, 2000, the proceeding was dismissed, subject to the finalization of a settlement in principle reached by the parties. The final settlement provides for the release and distribution of all shares currently held pursuant to the voting trust and the issuance of approximately 1,300,000 shares of the Company's common stock to the former president, CEO and director. With regards to this settlement, the Company recorded an expense of $65,000 in 1998. The parties are currently in the process of finalizing and documenting the settlement agreement.

Sonoma owns 80% of the outstanding capital stock of Payday. Prior to January 1999, the remaining 20% was held by Argent Enterprises, Inc., an Illinois corporation ("Argent"). Sonoma and Argent are parties to an agreement restricting transfer of the Payday stock. Such agreement grants each party the right of first refusal to purchase any stock of Payday before any such stock may be transferred by a shareholder to any third party. In January 1999, Sonoma and Payday received notice from a third party that such third party was a 20% shareholder of Payday based on a transaction with Argent whereby it acquired such interest. The Company and Payday are currently in the process of investigating such purported transaction in order to determine whether such third party is a shareholder of Payday and whether such purported transaction violated the terms of the shareholders' agreement.

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party, and part of the consideration was rejected. The parties are in dispute as to whether the contract was breached and by whom. The third party commenced litigation and the Company cannot predict with any certainty the outcome of this litigation.

On November 4, 1998, an investor in the Company filed a lawsuit seeking $250,000 in damage. The plaintiff asserts that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitle him to "put" such shares to the Company in exchange for $250,000. The plaintiff claims that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties have subsequently agreed to a settlement in principle and are currently in the process of documenting the settlement agreement.

Payday is a defendant in a number of federal class action cases asserting various violations of the Truth in Lending act ("TILA"), Fair Debt Collection Practices Act ("FDCPA"), state consumer fraud claims and unconscionability claims. The cases are at various stages in the litigation and appeal process.

Two of these cases, consolidated for appeal purposes, were dismissed by the respective federal district court judges before whom they were pending. The Court of Appeals for the Seventh Circuit affirmed the dismissals. The Plaintiffs have filed a Petition for WRIT OF CERTIORARI with the United States Supreme Court, requesting that the Court accept the appeal because:
(a) the Seventh Circuit misapplied TILA to Plaintiff's claims; (b) TILA permits the recovery of statutory damages for Plaintiff's claims and (c) there exists a conflict between the federal Circuit Courts of Appeal and the interpretation of TILA to the Plaintiffs' claims. there is no way to predict whether the Supreme Court will accept the Plaintiff's Petition. The Supreme Court will not decide until it returns from summer recess. If the Supreme Court were to accept the case for review, there is a possibility of an unfavorable outcome and the Supreme Court could reverse the Seventh Circuit's finding and determine that Payday was in "technical" violation of TILA. Plaintiffs would be entitled to recover statutory damages based on the lesser of $500,000 or 1% of the defendant's net worth, and attorneys' fees. Because of the current procedural status of the cases, the Company is unable to evaluate the outcomes of these cases.

There are three other cases, similar to the previously mentioned cases, and to the extent they assert the same TILA violation as those cases, their outcome is determined by the financial disposition of those cases. These cases raise new TILA violations based upon disclosure of a security interest taken in the post-dated check received from each borrower. Payday has argued in its filings in this case that this issue has been addressed and resolved favorable to the lender in cases decided by various federal district court judges and the Seventh Circuit.

In two of these cases, Payday has filed a motion to dismiss on behalf of Payday. For the third case, there is currently a stay in effect pending settlement discussions between the parties. The outcome of these cases, for the most part, depends upon whether the Seventh Circuit's opinions in the two cases before the Supreme Court remain final and the resolution of the security interest disclosure by the federal district judges before whom the remaining cases are pending. The Company cannot quantify any potential losses until these legal issues are finally resolved.

In April 1999, the Company entered into a settlement agreement with a creditor of the Company pursuant to which, the Company is obligated to make installment payments in the aggregate amount of $100,000 to the creditor, with all remaining sums due on or before October 15, 1999. In addition, the Company issued 10,000 shares of common stock to the investor as part of the settlement. In May 2000, the parties entered into a second settlement agreement pursuant to which the amounts due to the creditor were satisfied through the issuance of an additional

990,000 shares of common stock in May 2000 and the return and subsequent cancellation of the previously delivered 10,000 shares in or about June 2000. The creditor retains the right to reinstate the lawsuit if the Company's stock fails to be tradable or is delisted at any time during the next seven years. If this occurs, the agreement provides for a one time 30-day grace period to remedy the situation.

During 1998, the Company entered into a consulting agreement with a financial consultant. Under the terms of the agreement, the Company issued 200,000 shares of common stock and agreed to pay the consultant a monthly fee of $5,000 for a period of 24 months. As of December 31, 1999, the Company has a remaining obligation of $50,000 for services to be rendered during 2000.

NOTE 10 -- ACQUISITIONS

During May 1999, the Company acquired Money Market, Inc. ("Money Market") in a business combination accounted for as a purchase. Money Market is primarily engaged in the payday loan business in the State of Indiana. The results of operations of Money Market are included in the accompanying consolidated financial statements since the date of acquisition. The total value of the acquisition was $140,000, which exceeded the fair value of the net assets of Money Market by $23,851. The Company elected to expense this amount during the year ended December 31, 1999.

Under the terms of the purchase agreement, at closing, the Company paid $60,000 in cash, issued 167,000 of common stock valued at $.15 per share, and signed promissory notes for the remaining $55,000, which bear interest at 8% and require monthly payments of $667 through 2003. As of December 31, 1999, the principal balance of these notes was $52,853.

The following summarized pro-forma (unaudited) information assumed the acquisition of Money Market had occurred on January 1, 1998.



                                                1999             1998
                                                ----             ----
     Net Sales                            $    3,055,856     $  1,647,869
                                          ==============     ============

     Net Loss                             $   (2,133,069)    $ (1,581,668)
                                          ==============     ============

     Basic and diluted loss per share     $        (0.03)    $      (0.04)
                                          ==============     ============

     Weighted Average Shares                  69,024,620       42,014,635
                                          ==============     ============


NOTE 11 -- NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1998, the Company converted $131,000 worth of debt into 870,883 shares of common stock.

As part of the Fleetmax transaction, a shareholder surrendered 5,500,000 shares of common stock valued at $679,060 in exchange for all of the Company's interests in the sold subsidiaries.

During the year ended December 31, 1998, the Company converted 100,000 shares of preferred stock valued at $332,459 into 30,000,000 shares of common stock.

The Company acquired transportation equipment totaling $57,950 in exchange for notes.

NOTE 12 -- SUBSEQUENT EVENTS

In April 2000, the Company entered into a settlement agreement with its prior counsel, pursuant to which the Company paid $20,000 and such prior counsel returned 1,000,000 shares previously issued to him by the Company. The agreement also provides for a mutual release of all claims between the parties.

Since January 1, 2000, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has identified as many as 30 stores for shutdown or divestiture, of which 18 have been closed as of June 19, 2000. The Company has established a reserve of approximately $200,000 to provide for closing costs and the write-off of fixed assets, primarily leasehold improvements. This reserve will be recorded in the first quarter of fiscal 2000. The Company will continue to monitor its store program as it seeks to raise more capital.

Since January 1, 2000, the Company has issued approximately 9.0 million shares of common stock. The following unaudited amounts indicate the purpose of the issuances, approximate number of shares, and approximate amount of consideration: conversion of debt, 3.2 million shares for $265,000; sale of common stock, 4.8 million shares for $335,000; and, compensation for services,
1.0 million shares for $110,000. The range in the "per share" price of these issuances was $.05 to $.10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

The following table lists the name and age of each director of the Company, his business experience during the past five (5) years, his positions with the Company and certain directorships.

TERM EXPIRING AT NEXT STOCKHOLDERS' MEETING AT WHICH DIRECTORS ARE ELECTED


Name                       Age          Positions and Experience
----                       ---          -------------------------
Terrence L. Donati         48           Director and President from 1998 to
                                        October 1999 and since January 2000, a
                                        Director and President of Sonoma since
                                        1997

Philip E. Ruben            41           Director since 1999, Director and
                                        President of Kwiatt & Ruben, Ltd. since
                                        1994

D. Desmond Paden           65           Director since January 2000, Managing
                                        Director of Des Paden &
                                        Co./totalsourcefinancing.com, Inc. since
                                        1990

MANAGEMENT

INFORMATION REGARDING EXECUTIVE OFFICERS

Set forth below is information concerning the executive officers and other key employees of the Company who were in office or employed as of the date of this Form 10-KSB.


Name                     Age            Position
----                     ---            --------
Terrence L. Donati       48             President and Secretary
D. Desmond Paden         65             Chairman

Terrence L. Donati, President of the Company. See "Information Concerning Directors" above for a description of Mr. Donati's relevant business experience.

D. Desmond Paden, Chairman of the Company. See "Information Concerning Directors" above for a description of Mr. Paden's relevant business experience.

Currently, neither Mr. Donati nor Mr. Paden is a party to an employment contract with the Company.

Officers are appointed by the board of directors of the Company and its subsidiaries and serve at the pleasure of each respective board. There are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes of ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the Company's twelve (12) month period ending December 31, 1999, not all Section 16(a) filing requirements have been complied with in a timely fashion.

Messrs. Donati and Contaldo did not file Form 4's nor Form 5's for the prior three (3) years. Messrs. Donati and Contaldo engaged in numerous transaction, both on behalf of the Company and themselves and utilizing shares in their respective names. Neither Mr. Ruben nor Mr. Paden filed Form 3's upon becoming directors, nor did Mr. Ruben file Form 4's on two (2) subsequent acquisitions of shares. Mr. Barrish did not file a Form 3 upon becoming a director. Mr. Gesualdo did not file a Form 3 upon becoming a director, nor did he file a Form 4 upon a subsequent sale of shares. The Company and its officers intend on complying with all applicable requirements going forward and on filing all delinquent reports not yet filed.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Presently, directors, whether employees of the Company or not, are not compensated for serving as directors.

EXECUTIVE OFFICER COMPENSATION

The Company paid no salary in 1998 or 1999 to any of its officers.

The Board of Directors has agreed to consider reviewing the compensation of certain officers, directors and key employees and anticipates commencing a review of relevant information for such purpose. The review will include compensation for guarantees of Company debt raising equity in order for the Company to have operating capital and other benefits provided by such persons to the Company. It is intended that the Company will ultimately provide appropriate compensation to such persons in the future.

OPTION GRANTS IN 1998 AND 1999

There were no grants of options made in 1998 and 1999.

AGGREGATED OPTION EXERCISES IN 1998 AND 1999 AND OPTION VALUES AS OF DECEMBER 31, 1998 AND 1999

NON-QUALIFIED PLAN -- During 1994, the Company granted non-qualified stock options to certain employees to purchase 24,208 shares of the Company's common stock. The options, were exercisable upon vesting, and vest at one, two, and three year anniversary dates from the date of grant. Certain of these non-qualified options have been forfeited due to the termination of the employees. In years prior to 1998, 7,661 of these options were cancelled with the remaining 16,547 options being cancelled in 1998.

In July 1995, the Company's Board of Directors and a majority of the Company's shareholders approved the 1995 Stock Option Plan (the "Stock Option Plan") covering up to 750,000 shares of the Company's common stock, pursuant to which, officers and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Stock Option Plan expires on January 31, 2005. As of December 31,1999 and 1998, options for 749,254 shares were outstanding under the plan. These options were issued in 1995 at an exercise price of $6.00 per share and vest at one, two, and three year anniversary dates from the date of grant. Options issued under the Stock Option Plan expire September 8, 2003. In May 1996, the Company modified the outstanding non-qualified stock options. All options became immediately vested, and the exercise price was reset to $2.00 per share for current employees. The exercise prices on all other options remain as originally issued.

During 1996, the Company granted non-qualified stock options to certain employees to purchase 1,888 shares of the Company's common stock. None of these options were exercised and all such options expired during 1998.

A summary of the status of the Company's non-qualified stock options as of December 31, 1999 and 1998, and changes during the years then ended is presented as follows:


                                                            1999                          1998
                                                ----------------              ----------------
                                                WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                        SHARES    EXERCISE PRICE     SHARES    EXERCISE  PRICE
                                        ------    --------------    -------   ----------------
Outstanding at beginning of year       749,254           $2.00      767,689             $1.99
Granted                                      -               -            -                 -
Exercised                                    -               -            -                 -
Canceled                                     -               -      (18,435)            (0.01)
                                                                    -------
Outstanding at end of year             749,254           $2.00      749,254             $2.00
                                       =======           =====      =======             =====

Options exercisable at year-end        749,254                      749,254
                                       =======                      =======

Weighted-average fair value of
options granted during the year
  (unaudited)                                            $   -                          $  -
                                                         =====                          ====

At December 31, 1999, the exercise price for options outstanding was $2.00, and the weighted average remaining contractual life was 2.7 years.

ADDITIONAL OPTIONS -- During March through August 1994, the Company granted additional options to purchase 209,126 shares of common stock to certain former officers, shareholders, vendors and creditors. In May 1996, the Company modified certain of these options held by an employee. The exercise price was changed to $2.00 per share for a current employee. The exercise prices on all other options remain as originally issued. These options became fully vested at the date of grant and were immediately exercisable. The options expired unexercised in 1998.

In 1995, the Company granted certain additional options to purchase 3,375 shares of common stock by certain shareholders and creditors. These options became fully vested at the date of grant and were immediately exercisable. These options expired unexercised during 1998 and 1999.

A summary of the status of the Company's additional stock options as of December 31, 1999 and 1998, and changes during the years then ended is presented as follows:


                                                            1999                          1998
                                                ----------------              ----------------
                                                WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                        SHARES    EXERCISE PRICE     SHARES    EXERCISE  PRICE
                                        ------  ----------------     ------   ----------------
Outstanding at beginning of year         2,542             $0.10     212,501             $3.67
Granted                                      -                 -           -                 -
Exercised                                    -                 -           -                 -
Canceled                                (2,542)             0.10    (209,959)            (3.67)
                                        ------                      --------
Outstanding at end of year                   -             $   -       2,542             $0.10
                                        ======             =====    ========             =====

Options exercisable at year-end              -                         2,542
                                        ======                         =====
Weighted-average fair value of
options granted during the year
  (unaudited)                                              $   -                         $   -
                                                           =====                         =====

At December 31, 1998, the exercise price for options outstanding was $0.10 and the weighted average remaining contractual life was 8 months.

WARRANTS -- In connection with its 1995 initial public offering, the Company issued warrants to purchase 3,489,700 shares of common stock. At December 31, 1999 and 1998, 3,219,700 were exercisable at $4.50 per share and expire on August 10, 2000.

On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries, U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, which is a shareholder, officer, and director. Consideration paid by the purchaser was
5.5 million shares of the Company's common stock and debt assumption of $353,867. Concurrently with the surrender of the 5,500,000 shares, such shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 19, 2000, there were 85,486,248 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of the Company to be beneficially owned as of June 19, 2000 by (i) all shareholders known by management of the Company to own 5% or more of the Company's Common Stock; (ii) all directors of the Company; (iii) each executive officer included in the Summary Compensation Table; and (iv) all directors, executive officers and other key employees of the Company as a group (4 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.


Name of Beneficial Owner                     Number of Shares          Percent
------------------------                     ----------------          -------
Frank A. Contaldo (1)                          8,401,995                9.825%
Terrence Donati (2)(3)                        10,570,044               12.365%
D. Desmond Paden (4)                              --                      --
Philip E. Ruben   (5)                          1,399,163                1.637%

All directors, officers and 5% shareholders as a group (4 persons)     23.827%

(1) Mr. Frank A. Contaldo's business address is 700 East Grand Avenue, Chicago, IL. 4,241,995 shares beneficially owned by Mr. Contaldo are owned by Siena LLC, a limited liability company, of which, Mr. Contaldo is a member and 4,160,000 are owned by him as trustee of a trust for the benefit of himself.

(2) Mr. Terrence Donati's business address is 390 South Eighth Street, West Dundee, Illinois 60118. All shares beneficially owned by Mr. Donati are owned by Cortona LLC, a limited liability company, of which, Mr. Donati is a member and retains voting control and which are held for the benefit of various family trusts.

(3) Includes a warrant to purchase up to 5,500,000 shares and the right to vote the underlying shares whether or not the warrant is exercised.

(4) Mr. D. Desmond Paden's business address is 580 Milwaukee, Suite 307, Libertyville, IL 60048.

(5) Mr. Ruben's business address is 211 Waukegan Road, Suite 300, Northfield, Illinois, 60093. The shares include 1,311,663 shares owned by Kwiatt & Ruben, Ltd., a law firm which serves as general counsel to the Company, of which, Mr. Ruben is a principal and 87,500 shares owned by Mr. Ruben, individually. The Company's fee arrangement with Kwiatt & Ruben, Ltd. provides that 50% of the amounts due are payable by delivery of shares of the Company's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 24, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Sonoma. The transaction, which closed on January 9, 1998, has been accounted for as a reverse acquisition of VictorMaxx by Sonoma using the purchase method of accounting. In connection with the acquisition, the Company issued 12,108,558 shares of its common stock and 100,000 shares of its preferred stock to the shareholders of Sonoma. The former President, Chief Executive Officer and a Director of the Company is a beneficiary of a profit sharing plan and trust that is a shareholder of Sonoma. The preferred shares were convertible into 30,000,000 shares of Common Stock of the Company, and have subsequently been so converted. Additionally, the Company has issued or will issue 1,550,000 shares of its Common Stock to certain creditors of the Company in full satisfaction of their claims against the Company. The creditor group includes the former President, Chief Executive Officer and a Director of the Company and certain former officers and directors of the Company. In addition, the Company has issued or will issue 615,000 shares of its common stock to a group of individuals as a settlement of various employment claims and as compensation for assisting in the consummation of the transaction. Included in this group are certain former officers and directors of the Company.

In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent, and the former president, CEO and director of the Company executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director agreed to act as a consultant to the Company for a specified period and the Company agreed to pay him an aggregate of $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance to be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director also agreed not to compete with the Company during the consulting period and to refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provided for the exchange of general releases between the Company, the former president, CEO and director and other parties thereto. The Company expensed the entire cost of this settlement in 1995. The Company has not made any payments to the former president, CEO and director subsequent to July 1996.

During the month of December, 1997, the former president, CEO and director executed a settlement agreement, effective upon the acquisition of Sonoma, whereby his claims arising from the alleged breach of the July 1995 settlement agreement was settled for 1,000,000 shares of Common Stock of the Company. The former president, CEO and director was an affiliate of Sonoma at the date of the acquisition.

On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries, U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, who is a shareholder, officer and director. Consideration paid by the purchaser was
5.5 million shares of the Company's common stock and debt assumption of $353,867. Concurrently with the surrender of the 5,500,000 shares, such shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote.

The Board of Directors has agreed to consider reviewing the compensation of certain officers, directors and key employees and anticipates commencing a review of relevant information for such purpose. It is intended that the Company will ultimately provide appropriate compensation to such persons in the future. See Item 10 for further description.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                INDEX TO EXHIBITS

2.1 Agreement and Plan of Reorganization, dated September 24, 1997 between VictorMaxx Technologies, Inc. and Sonoma Holding Corp.

3.1 Certificate of Incorporation for VictorMaxx Technologies, Inc., a Delaware corporation.

3.2 Articles of Amendment and Restated Articles to the Articles of Incorporation for VictorMaxx Technologies, Inc., an Illinois corporation, incorporated on March 22, 1994.

3.3 Articles of Amendment to the Articles of Incorporation of VictorMaxx Technologies, Inc., an Illinois corporation, filed March 31, 1998.

3.4    Bylaws of VictorMaxx Technologies, Inc.

4.1 Warrant to purchase 5,500,000 shares of Common Stock of SHC Corp (f/k/a VictorMaxx Technologies, Inc.) dated June 17, 1999.

5.1 Voting Trust Agreement, dated March 25, 1999, between Ralph Mauro and Bryan G. Barrish.

5.2 Voting Trust and Escrow Agreement, dated May 1998, between Kevin Koy, Maureen H. Koy and Chicago Mortgage and Financial Service, Inc. Profit Sharing Plan & Trust.

10.1 Agreement of Purchase and Sale, dated June 18, 1998, between Fleetmax Corp. and Sonoma Holding Corp.

10.2 Settlement Agreement, dated June 17, 1999, between Fleetmax Corp. and Marvin Koenig made payable to Sonoma Holding Corp.

10.3 Consulting Agreement, dated November 12, 1998, between Sonoma Holding Corporation, PayDay Check Advance, Inc. and Churchill Group, Ltd.

10.4 Consulting Agreement, dated October 1, 1997, between Sonoma Holding Corp. and Prinz & Associates LLC.

10.5 Demand Promissory Note, dated October 20, 1999, between Sonoma Financial Corp., as Maker, and Frank Anthony Contaldo, as Payee, for the principal amount of $125,100.00.

10.6 Demand Promissory Note, dated October 20, 1999, between Sonoma Financial Corp., as Maker, and Ralph Mauro, as Payee, for the principal amount of $125,100.00.

10.7 Investment Agreement, dated April 14, 1998, between Payday Check Advance, Inc. and Terrence L. Donati.

10.8 Attorney/Client Agreement, dated February 1999, between Terrence Donati, Frank A. Contaldo, SHC Corp. f/k/a Victormaxx Technologies, Inc. and Kwiatt & Ruben, Ltd.

10.9 Release and Settlement Agreement, dated May 12, 2000, between Robert Hartwig Family Limited Partnership, Frank Anthony Contaldo, Terrance L. Donati and SHC Corp.

10.10 Settlement Agreement and Mutual General Release, dated April 2, 2000, between Stuart D. Perlman, Stuart D. Perlman Pension Plan & Trust, SHC Corp., Sonoma Holding Corp, Terrence L. Donati and Frank A. Contaldo.

10.11 Shareholder's Agreement, dated June 1, 1997, between Argent Enterprises, Inc., The Sonoma 1998 Co. and the shareholders of PayDay Check
       Advance, Inc.

10.12 Terms of Investment between Dan Mazzie and Sonoma Holding Corp, dated September 24, 1998 executed in connection with the Company's proposed purchase of the Bagel Factory

10.13 Asset Purchase Agreement, dated June 10, 1999, between Money Market Inc., and Easy Money of Indiana Inc.

10.14 Stock Purchase Agreement, dated May 24, 1999, between Money Market Inc., SHC Corp., Scott Tracy and Scott Clark.

10.15 Subordinated Promissory Note, dated May 24, 1999, between SHC Corp. and Scott Tracy, in the amount of $27,500.00

10.16 Subordinated Promissory Note, dated May 24, 1999, between SHC Corp. and Scott Clark, in the amount of $27,500.00

10.17 Loan Agreement, dated November 24, 1998, between Brickyard Bank and Payday Check Advance, Inc.

10.18 Promissory Note, dated November 24, 1998, between Brickyard Bank and Payday Check Advance, Inc. used in connection with $1,000,000 Loan Agreement.

10.19 Note, dated June 10, 1998, between Richard J. Andresen and Jeannete Andresen and Payday Check Advance, Inc.

10.20  Settlement Agreement, dated May 15, 1998, between Kevin E. Koy, Maureen
       H. Koy, Chicago Mortgage and Financial Services, Inc., Chicago Mortgage and Financial Services, Inc. Profit Sharing Plan & Trust; Cambridge Financial Services, Inc.; CorCapital Financial Partners L.L.C., SHC Corp., Sonoma Holding Corp.; Terrence L. Donati; and, Frank A. Contaldo.

10.21 Agreement, dated May 8, 1998, between Douglas E. Macklin and Payday Check Advance, Inc.

21     List of Subsidiaries.

27     Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



-----------------------------------------------------
SHC CORP.(f/k/a VictorMaxx Technologies, Inc.)

By: /s/ Terrence L. Donati
    -------------------------------------------------
    Terrence L. Donati, President, Principal Financial
    Officer and Principal Accounting Officer

Date: July 8, 2000


By: /s/ Terrence L. Donati
    -------------------------------------------------
    Terrence L. Donati, Director


By: /s/ D. Desmond Paden
    -------------------------------------------------
    D. Desmond Paden, Director


By: /s/ Philip E. Ruben
    -------------------------------------------------
    Philip E. Ruben, Director