Form 10QSB
period 2000-03-31
SHC CORP
filed 2000-08-09
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ____________ to ____________

                Commission file number _________________________________


                                    SHC CORP.
        (Exact name of small business issuer as specified in its charter)


          ILLINOIS                                        36-3971950
          --------                            --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


       390 South Eighth Street, Second Floor, West Dundee, Illinois 60118
                    (Address of principal executive offices)

                                 (847) 836-6685
                           (Issuer's telephone number)


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding at July 25, 2000
                  -----                         ----------------------------
        Common Stock, Par Value $0.001                  83,656,442 Shares

                                     PART I

ITEM 1.  Financial Statements

                                    SHC CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                       ASSETS                                      MARCH 31,      DECEMBER 31,
                                                                        2000              1999
                                                                 -----------      ------------
                                                                 (unaudited)
CURRENT ASSETS
     Cash                                                        $   168,746      $    14,242
     Accounts receivable, net of allowance for
       doubtful accounts of $1,268,000 and $1,245,238                777,910          912,673
     Notes receivable                                                  4,196            4,196
     Prepaid expenses                                                 43,877           34,419
                                                                 -----------      -----------
              TOTAL CURRENT ASSETS                                   994,729          965,530

FIXED ASSETS
     Property and equipment                                          637,028          694,342
     Less: accumulated depreciation                                 (221,884)        (199,403)
                                                                 -----------      -----------
              TOTAL FIXED ASSETS, NET                                415,144          494,939

OTHER ASSETS
     Security Deposits and other assets                               99,329           97,769
                                                                 -----------      -----------

TOTAL ASSETS                                                     $ 1,509,202      $ 1,558,238
                                                                 ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $   563,236      $   591,908
     Accrued liabilities                                             756,950          690,838
     Current portion of notes payable                              1,764,970        1,875,394
                                                                 -----------      -----------
              TOTAL CURRENT LIABILITIES                            3,085,156        3,158,140

LONG-TERM PORTION OF NOTES PAYABLE                                     9,865           61,586
                                                                 -----------      -----------
              TOTAL LIABILITIES                                    3,095,021        3,219,726

REDEEMABLE COMMON STOCK
     Common Stock - Class A, $.001 par value; 400,000 shares
      redeemable at $0.50 per share                                  200,000          200,000

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 1,000,000 shares
       authorized; none issued                                          --               --
     Common stock, par value $.001; 100,000,000
       shares authorized; 82,039,442 and 75,073,908
       shares issued and outstanding, respectively                    82,039           75,074
     Additional paid-in capital                                    2,941,054        1,990,969
     Less: subscription receivable                                   (40,000)            --
     Accumulated deficit                                          (4,768,912)      (3,927,531)
                                                                 -----------      -----------

              TOTAL STOCKHOLDERS' DEFICIT                         (1,785,819)      (1,861,488)
                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 1,509,202      $ 1,558,238
                                                                 ===========      ===========

               See notes to the consolidated financial statements.

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS ENDED
                                             -------------------------------
                                                      MARCH 31,
                                                      ---------
                                                     2000              1999
                                             ------------      ------------
NET REVENUES                                 $    751,601      $    554,930

COST OF STORE OPERATIONS                          617,902           342,543
                                             ------------      ------------

     Gross profit                                 133,699           212,387

OPERATING EXPENSES
     Selling, general and administrative          678,420           537,431
     Reserve for store closings                   250,000                --
                                             ------------      ------------

Loss from operations                             (794,721)         (325,044)

OTHER EXPENSES
     Interest expense                              46,660            40,318
                                             ------------      ------------

     NET LOSS                                $   (841,381)     $   (365,362)
                                             ------------      ------------

LOSS PER SHARE DATA

     Basic and diluted                       $      (0.01)     $      (0.01)
                                             ============      ============

WEIGHTED AVERAGE SHARES

     Basic and diluted                         79,646,340        64,034,378
                                             ============      ============

               See notes to the consolidated financial statements.

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED
                                                                 --------------------------
                                                                          MARCH 31,
                                                                          ---------
                                                                       2000           1999
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                  $(841,381)     $(365,362)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                         33,332         27,234
              Provision for store closings                         250,000             --
              Shares issued for services and compensation          114,996          5,270
              Change in operating assets and liabilities:
                    Accounts receivable                            134,763         72,166
                    Prepaid expenses                                (9,458)       (21,874)
                    Accounts payable                                45,332        111,299
                    Accrued liabilities                            (69,274)       106,930
                                                                 ---------      ---------

              NET CASH FROM OPERATING ACTIVITIES                  (341,700)       (64,337)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                         (18,646)      (146,981)
       Increase in security deposits and other assets               (1,560)       (20,128)
                                                                 ---------      ---------

              NET CASH FROM  INVESTING ACTIVITIES                  (20,206)      (167,109)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from equity transactions                           553,455           --
       Proceeds from notes payable                                    --          249,000
       Principal payments of notes payable                         (37,045)       (26,670)
                                                                 ---------      ---------

              NET CASH FROM FINANCING ACTIVITIES                   516,410        222,330
                                                                 ---------      ---------

       NET INCREASE (DECREASE) IN CASH                             154,504         (9,116)

CASH, BEGINNING OF PERIOD                                           14,242        149,321
                                                                 ---------      ---------

CASH, END OF PERIOD                                              $ 168,746      $ 140,205
                                                                 =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                             $  13,562      $  21,315
                                                                 =========      =========
NON-CASH TRANSACTIONS
       Payments of accrued expenses made by shareholder          $  71,039      $      --
                                                                 =========      =========
       Debt and related interest exchanged for equity            $ 128,566      $      --
                                                                 =========      =========
       Write-off of property and equipment of closed stores      $  65,109      $      --
                                                                 =========      =========
       Shares issued under subscription agreement and unpaid     $  40,000      $      --
                                                                 =========      =========

               See notes to the consolidated financial statements.

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SHC Corp., or the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $4.8 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

STORE CLOSINGS - As described in its annual Form 10-KSB report, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has identified as many as 30 stores for shutdown or divestiture, of which 19 have been closed as of July 31, 2000. The Company has established a reserve of approximately $250,000 to provide for closing costs and the write-off of fixed assets, primarily leasehold improvements. This reserve has been recorded in the first quarter of fiscal 2000. During this quarter, the Company wrote-off approximately $65,000 of property and equipment against this reserve. The Company will continue to monitor its store program as it seeks to raise more capital.

EQUITY TRANSACTIONS - During the first quarter ended March 31, 2000, the Company issued approximately 7.0 million shares of common stock. The following unaudited amounts indicate the purpose of the issuance, the approximate number of shares issued, and the approximate amount of consideration received: sale of common stock, 4.0 million shares for $275,000, conversion of debt, 1.82 million shares for $129,000; and, compensation for services and other expenses, 1.14 million shares for $163,000.

During the first quarter, Midwest Investors Group of Illinois LLC (MIG), a company formed by the current Chairman of the Board and the current President, purchased approximately 18.6 million shares from a group headed by the previous Chairman of the Board. MIG, in turn, sold those shares to existing and new shareholders and the excess funds received have been contributed to the Company or used to pay expenses of the Company and its subsidiaries. As of March 31, 2000, the total of these funds has been approximately $350,000, of which, $278,455 was contributed as capital.

During the first quarter, the Company issued 500,000 shares of common stock, for which, it will receive $40,000. As of March 31, 2000, these funds have not been received.

EARNINGS PER SHARE - The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for the first quarter of 2000 and 1999 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive.

NOTE 2 - LEGAL PROCEEDINGS

LEGAL MATTERS -- In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent and the former president, CEO and director executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director agreed to act as a consultant to the Company for a period of 27 months to commence upon the closing of the Company's IPO and the Company agreed to pay him an aggregate $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance would be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director has also agreed that during the consulting period he would not compete with the Company and would refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provided for the exchange of general releases between the Company, the former president, CEO and director and the other parties thereto. The Company expensed the entire cost of this settlement in 1995. The Company has not made any payments to the former president, CEO and director subsequent to July 1996.

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

In May 1998, the Company and certain of its officers entered into a second agreement with the former president, CEO and director to settle all remaining claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. A third party ultimately delivered $650,000 representing the Company's obligation to the escrow agent and in exchange for such funds was assigned the Company's rights in and to certain of the escrowed shares. The former president, CEO and director instituted proceedings to enforce certain provisions in the second settlement agreement. On or about June 13, 2000, the proceeding was dismissed, subject to the finalization of a settlement in principle reached by the parties. The final settlement provides for the release and distribution of all shares currently held pursuant to the voting trust and the issuance of approximately 1,300,000 shares of the Company's common stock to the former president, CEO and director. With regards to the settlement, the Company recorded an expense of $65,000 in 1998. The parties are currently in the process of finalizing and documenting the settlement agreement.

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

Two of these cases, consolidated for appeal purposes, were dismissed by the respective federal district court judges before whom they were pending. The Court of Appeals for the Seventh Circuit affirmed the dismissals. The Plaintiffs have filed a Petition for WRIT OF CERTIORARI with the United States Supreme Court, requesting that the Court accept the appeal because: (a) the Seventh Circuit misapplied TILA to Plaintiff's claims; (b) TILA permits the recovery of statutory damages for Plaintiff's claims; and (c) there exists a conflict between the federal Circuit Courts of Appeal and the interpretation of TILA to the Plaintiffs' claims. There is no way to predict whether the Supreme Court will accept the Plaintiff's Petition. The Supreme Court will not decide until it returns from summer recess. If the Supreme Court were to accept the case for review, there is a possibility of an unfavorable outcome and the Supreme Court could reverse the Seventh Circuit's finding and determine that Payday was in "technical" violation of TILA. Plaintiffs would be entitled to recover statutory damages based on the lesser of $500,000 or 1% of the defendant's net worth, and attorneys' fees. Because of the current procedural status of the cases, the Company is unable to evaluate the outcomes of these cases.

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

In April 1999, the Company entered into a settlement agreement with a creditor of the Company pursuant to which the Company is obligated to make installment payments in the aggregate amount of $100,000 to the creditor, with all remaining sums due on or before October 15, 1999. In addition, the Company issued 10,000 shares of common stock to the investor as part of the settlement. In May 2000, the parties entered into a second settlement agreement pursuant to which the amounts due to the creditor were satisfied through the issuance of an additional 990,000 shares of common stock in May 2000 and the return and subsequent cancellation of the previously delivered 10,000 shares in or about June 2000. The creditor retains the right to reinstate the lawsuit if the Company's stock fails to be tradable or is delisted at any time during the next seven years. If this occurs, the agreement provides for a one time 30-day grace period to remedy the situation.

During 1998, the Company entered into a consulting agreement with a financial consultant. Under the terms of the agreement, the Company issued 200,000 shares of common stock and agreed to pay the consultant a monthly fee of $5,000 for a period of 24 months. As of March 31, 2000, the Company has a remaining obligation of $35,000 for services to be rendered during 2000.

NOTE 3 - SUBSEQUENT EVENTS

Since April 1, 2000, the Company has issued approximately 2.54 million shares of common stock. The following unaudited amounts indicate the purpose of the issuances, approximate number of shares, and approximate amount of consideration: conversion of debt, 1.4 million shares for $140,000; sale of common stock, 530,000 shares for $26,000; and, compensation for services, 610,000 shares for $30,000. In addition, MIG contributed capital of $108,500.

In April 2000, the Company entered into a settlement agreement with its prior counsel, pursuant to which the Company paid $20,000 and such prior counsel returned 1,000,000 shares previously issued to him by the Company. The agreement also provides for a mutual release of all claims between the parties.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

NET REVENUES. SHC Corp. and its subsidiaries ("Company") generated revenues of $751,601 for the three months ended March 31, 2000. This represented a 35% increase over the $554,930 in revenues generated in the three months ended March 31, 1999. The principal reason for this growth was an increase in store count from 30 at March 31, 1999 to 42 at March 31, 2000.

COST OF STORE OPERATIONS. The Company incurred expenses of $617,902 for operating its stores during the three months ended March 31, 2000, which represented an increase of 80% over the $342,543 in expenses that were incurred during the three months ended March 31, 1999. This increase was a result of costs incurred with the opening of new stores that included staffing, rent, utilities and other store costs.

GROSS PROFIT. For the three months ended March 31, 2000, the Company reported gross profit of $133,699. This is a decrease of 37% from the prior year's amount of $212,387. This was due to costs associated with store openings and ramping up store activities which exceeded the gains in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $678,420, which was 26% higher than the first quarter's amount from the prior year. General business expenses caused the increase.

RESERVE FOR STORE CLOSINGS. The Company recorded a provision for stores that were closed in the first quarter or will be closed. This is necessitated by the Company's accelerated growth, for which, the Company does not have the cash wherewithal to meet the cash demands.

INTEREST EXPENSE. This expense increased by 16% from $40,318 in 1999 to $46,660 in 2000. This was due to increased bank borrowings and other notes payable.

NET LOSS. The Company reported a wider net loss in 2000 from a year earlier. This was due to those reasons cited previously.


                                   PART II

ITEM  1. Legal Proceedings

The information required by Part II, Item 1 of Form 10-QSB is hereby incorporated by reference to Note 2 to SHC Corp.'s Consolidated Balance Sheets for the three months ended March 31, 2000, included in Item 1 of Part I of this Form 10-QSB report.

ITEM  5  Other Information

As of March 31, 2000 and December 31, 1999, the Company had a negative working capital position of $2,090,428 and $2,192,610. The Company was able to fund its operations in the first quarter through equity transactions, in which, it received approximately $553,000 in cash.

The Company realizes it needs to strengthen its working capital position and over-all financial condition. Through July 2000, it has closed 19 stores to reduce the losses and improve its cash position. It is in talks with several groups regarding cash infusions via equity or debt capital. If such talks are successful, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with three noteholders to exchange their notes for common stock in fiscal 2000. The amount of these notes is approximately $265,000, of which, $125,100 was converted in the first quarter.

It is management's intention to offer a conversion of debt-for-stock to other noteholders after the Company's common stock is listed again on the OTC Bulletin Board. Management does not know how many noteholders, if any, will agree to convert their notes, but believes there will be some conversions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



-----------------------------------------------
SHC CORP. (f/k/a VictorMaxx Technologies, Inc.)


By: /s/ Terrence L. Donati

    ----------------------------------
    Terrence L. Donati, President, Principal
    Financial Officer and Principal Accounting Officer

Date: August 8, 2000


By: /s/ Terrence L. Donati

    ----------------------------------
    Terrence L. Donati, Director

Date: August 8, 2000


By: /s/ D. Desmond Paden

    ----------------------------------
    D. Desmond Paden, Director

Date: August 8, 2000


By: /s/ Philip E. Ruben

    ----------------------------------
    Philip E. Ruben, Director

Date: August 8, 2000