Form 10QSB
period 2000-06-30
SHC CORP
filed 2000-09-18
CIK 1092481

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000


//       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ____________ to ____________

                     Commission file number _________________________________

                                    SHC CORP.
        (Exact name of small business issuer as specified in its charter)

            ILLINOIS                                      36-3971950
            --------                                      ----------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

       390 South Eighth Street, Second Floor, West Dundee, Illinois 60118
                    (Address of principal executive offices)

                                 (847) 836-6685
                           (Issuer's telephone number)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                        OUTSTANDING AT SEPTEMBER 10, 2000
            -----                        ---------------------------------
Common Stock, Par Value $0.001                   86,019.408 Shares

ITEM 1.    Financial Statements

                                    SHC CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                       ASSETS                                                           JUNE 30,       DECEMBER 31,
                                                                                            2000               1999
                                                                                  --------------    ---------------
                                                                                      (unaudited)
CURRENT ASSETS
     Cash                                                                          $      74,469     $       14,242
     Accounts receivable, net of allowance for
       doubtful accounts of $1,410,000 and $1,245,238                                    882,986            912,673
     Notes receivable                                                                      4,196              4,196
     Prepaid expenses                                                                     42,658             34,419
                                                                                  --------------    ---------------
              TOTAL CURRENT ASSETS                                                     1,004,309            965,530

FIXED ASSETS
     Property and equipment                                                              551,500            694,342
     Less: accumulated depreciation                                                     (243,541)          (199,403)
                                                                                  --------------    ---------------
              TOTAL FIXED ASSETS, NET                                                    307,959            494,939

OTHER ASSETS
     Security Deposits and other assets                                                   99,329             97,769
                                                                                  --------------    ---------------

TOTAL ASSETS                                                                      $    1,411,597    $     1,558,238
                                                                                  ==============    ===============

                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                             $      490,191    $       591,908
     Accrued liabilities                                                               1,094,886            690,838
     Current portion of notes payable                                                  1,809,858          1,875,394
                                                                                  --------------    ---------------
              TOTAL CURRENT LIABILITIES                                                3,394,935          3,158,140

LONG-TERM PORTION OF NOTES PAYABLE                                                         5,096             61,586
                                                                                  --------------    ---------------
              TOTAL LIABILITIES                                                        3,400,031          3,219,726

REDEEMABLE COMMON STOCK
     Common Stock - Class A, $.001 par value; 400,000 shares
      redeemable at $0.50 per share                                                      200,000            200,000

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 1,000,000 shares
       authorized; none issued                                                                --                 --
     Common stock, par value $.001; 100,000,000
       shares authorized; 85,519,408 and 75,073,908
       shares issued and outstanding, respectively                                        85,519             75,074
     Additional paid-in capital                                                        3,429,774          1,990,969
     Less: subscription receivable                                                       (40,000)                --
     Accumulated deficit                                                              (5,663,727)        (3,927,531)
                                                                                  --------------    ---------------

              TOTAL STOCKHOLDERS' DEFICIT                                             (2,188,434)        (1,861,488)
                                                                                  --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $    1,411,597    $     1,558,238
                                                                                  ==============    ===============

               See notes to the consolidated financial statements.

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                          ENDED JUNE 30,

                                                      2000             1999             2000                   1999
                                             -------------     ------------        ------------        ------------
NET REVENUES                                $      738,745    $     709,329       $   1,490,346       $   1,264,259

COST OF STORE OPERATIONS                           537,454          523,341           1,155,356             865,884
                                             -------------     ------------        ------------        ------------

     Gross profit                                  201,291          185,988             334,990             398,375

OPERATING EXPENSES
     Selling, general and administrative         1,049,362          870,799           1,727,782           1,408,230
     Reserve for store closings                        ---              ---             250,000                 ---
                                             -------------     ------------        ------------        ------------

Loss from operations                              (848,072)        (684,811)         (1,642,793)         (1,009,855)

OTHER EXPENSES
     Interest expense                               46,744           44,067              93,404              84,385
                                             -------------     ------------        ------------        ------------

     NET LOSS                               $     (894,816)   $    (728,878)      $   1,736,197       $   1,094,740
                                             =============     ============        ============        ============
LOSS PER SHARE DATA

     Basic and diluted                      $        (0.01)   $       (0.01)      $       (0.02)      $       (0.02)
                                             =============     ============        ============        ============

WEIGHTED AVERAGE SHARES

     Basic and diluted                          83,114,327       71,609,640          81,380,333          67,842,935
                                             =============     ============        ============        ============

               See notes to the consolidated financial statements.

                          SHC CORP.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                         (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,

                                                                                         2000                 1999
                                                                             ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $     (1,736,197)   $      (1,094,240)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                            69,064               60,995
              Provision for store closings                                            250,000                  ---
              Shares issued for services and compensation                             385,196              117,057
              Change in operating assets and liabilities:
                    Accounts receivable                                                29,687             (152,177)
                    Prepaid expenses                                                   (8,239)             (24,827)
                    Accounts payable                                                 (101,717)             332,588
                    Accrued liabilities                                               428,379              241,098
                                                                             ----------------    -----------------

NET CASH FROM OPERATING ACTIVITIES                                                   (683,827)            (519,506)
                                                                             ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                            (32,915)            (252,033)
       Increase in security deposits and other assets                                  (1,560)             (62,527)
                                                                             ----------------    -----------------

              NET CASH FROM  INVESTING ACTIVITIES                                     (34,475)            (314,560)
                                                                             ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from equity transactions                                              676,455              432,946
       Proceeds from notes payable                                                    160,000              343,699
       Principal payments of notes payable                                            (57,926)             (47,291)
                                                                             ----------------    -----------------

              NET CASH FROM FINANCING ACTIVITIES                                      778,529              729,354
                                                                             ----------------    -----------------

       NET INCREASE (DECREASE) IN CASH                                                 60,227             (104,712)

CASH, BEGINNING OF PERIOD                                                              14,242              149,321
                                                                             ----------------    -----------------

CASH, END OF PERIOD                                                          $         74,469    $          44,609
                                                                             ================    =================

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                                         $         24,758    $          44,579
                                                                             ================    =================
NON-CASH TRANSACTIONS
       Payments of accrued expenses made by shareholder                      $         71,039    $             ---
                                                                             ================    =================
       Liabilities exchanged for equity                                      $        276,560    $          46,759
                                                                             ================    =================
       Write-off of property and equipment of closed stores                  $        150,803    $             ---
                                                                             ================    =================
       Shares issued under subscription agreement and unpaid                 $         40,000    $             ---
                                                                             ================    =================

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $5.6 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

STORE CLOSINGS - As described in its annual Form 10-KSB report, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has identified as many as 30 stores for shutdown or divestiture, of which 24 have been closed as of September 10, 2000. The Company has established a reserve of approximately $250,000 to provide for closing costs and the write-off of fixed assets, primarily leasehold improvements. This reserve has been recorded in the first quarter of fiscal 2000. During the first two quarters, the Company wrote-off approximately $150,000 of property and equipment against this reserve. The Company will continue to monitor its store program as it seeks to raise more capital.

EQUITY TRANSACTIONS - During the first six months ended June 30, 2000, the Company issued approximately 11.4 million shares of common stock. The following unaudited amounts indicate the purpose of the issuance, the approximate number of shares issued, and the approximate amount of consideration received: sale of common stock, 4.25 million shares for $305,000, conversion of debt, 2.81 million shares for $228,000; and, compensation for services and other expenses, 4.39 million shares for $433,000.

During the first quarter, Midwest Investors Group of Illinois LLC (MIG), a company formed by the current Chairman of the Board and the current President, purchased approximately 18.6 million shares from a group headed by the previous Chairman of the Board. MIG, in turn, sold those shares to existing and new shareholders and the excess funds received have been contributed to the Company or used to pay expenses of the Company and its subsidiaries. As of June 30, 2000, the total of these funds has been approximately $443,000, of which, $371,455 was contributed as capital.

During the first quarter, the Company issued 500,000 shares of common stock, for which, it will receive $40,000. As of June 30, 2000, these funds have not been received.

EARNINGS PER SHARE - The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for the first six months of 2000 and 1999 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive.


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

  Comparison of the three months ended June 30, 2000 to the three months ended
                                 June 30, 1999

NET REVENUES. SHC Corp. and its subsidiaries ("Company") generated revenues of $738,745 for the three months ended June 30, 2000. This represented a 4.2% increase over $709,329 in revenues generated in the three months ended June 30, 1999. The principal reason for this growth was an increase in loan activity from year-to-year.

COST OF STORE OPERATIONS. The Company incurred expenses of $537,454 for operating its stores during the three months ended June 30, 2000, which represented an increase of 2.7% over the in expenses that were incurred during the three months ended June 30, 1999. This increase was a result of an increases in store operating costs.

GROSS PROFIT. For the three months ended June 30, 2000, the Company reported gross profit of $201,291. This is a increase of 8.2% from the prior year's amount of $185,988 . This was due to reductions in certain operating expenses as stores were closed, while Company was able to maintain loan volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $1,049,362, which was 21% higher than the first quarter's amount from the prior year. The increase was due primarily to higher expenses associated with professional and consulting services incurred.

INTEREST EXPENSE. This expense increased by 6.1% from $44,067 in 1999 to $46,744 in 2000. This was due to increased bank borrowings and other notes payable.

NET LOSS. The Company reported a wider net loss in 2000 from a year earlier for those reasons cited previously.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES. The Company had revenues of $1,490,346 for the six months ended June 30, 2000. This represented a 18% increase over the $1,264,259 in revenues generated in the six months ended June 30, 1999. The principal reason for this growth was an increase in the number of stores operating in the first quarter of 2000 over the number in 1999 during the same period.

COST OF STORE OPERATIONS. The Company incurred expenses of $1,155,356 for operating its stores during the six months ended June 30, 2000, which represented an increase of 33% over the $865,884 in expenses that were incurred during the six months ended June 30, 1999. This increase was a result of costs incurred with the opening of new stores that included staffing, rent, utilities and other store costs during the first quarter of 2000.

GROSS PROFIT. For the six months ended June 30, 2000, the Company reported gross profit of $334,990. This is a decrease of 16% from the prior year's amount of $398,375. This was due to costs associated with store openings and ramping up store activities which exceeded the gains in revenues, specifically in the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first six months of 2000, these expenses were $1,727,782, which was 23% higher than the amount for the same period of the prior year. The primary reasons for this increase is an increase in professional and consulting fees during the period.

RESERVE FOR STORE CLOSINGS. The Company recorded a provision for stores that were closed in the first quarter or will be closed. This is necessitated by the Company's accelerated growth, for which, the Company does not have the cash wherewithal to meet the cash demands.

INTEREST EXPENSE. This expense increased by 11% from $84,385 in 1999 to $93,404 in 2000. This was due to increased bank borrowings and other notes payable.

NET LOSS. The Company reported a wider net loss in 2000 from a year earlier. This was due to those factors noted above.

       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS
                               ENDED JUNE 30, 1999

                                     PART II

ITEM 1            Legal Proceedings

The information required by Part II, Item 1 of Form 10-QSB is hereby incorporated by reference to Note 2 to SHC Corp.'s Consolidated Balance Sheets for the three months ended June 30, 2000, included in Item 1 of Part 1 of this Form 10-QSB.

ITEM 2            Other Information

As of June 30, 2000 and December 31, 1999, the Company had a negative working capital position of $2,390,626 and $2,192,610. The Company was able to fund its operations during the first six months through equity transactions, in which, it received approximately $676,000 in cash and the issuance of $160,000 in notes.

The Company realizes it needs to strengthen its working capital position and over all financial condition. Through September 2000, it has closed 24 stores to reduce the losses and improve its cash position. It is in talks with several groups regarding cash infusions via equity or debt capital. If such talks are successful, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with three noteholders to exchange their notes for common stock in fiscal 2000 and any unpaid interest. The outstanding amount of these notes is approximately $265,000, of which, $215,000 was converted through June 30, 2000.

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

Date:    September 15, 2000
         ------------------



By:      /s/ Terrence L. Donati
         ----------------------------------
         Terrence L. Donati, Director

Date:    September 15, 2000
         ------------------



By:      /s/ D. Desmond Paden
         ----------------------------------
         D. Desmond Paden, Director

Date:    September 15, 2000
         ------------------



By:      /s/ Philip E. Ruben
         ----------------------------------
         Philip E. Ruben, Director

Date:    September 15, 2000
         ------------------