Form 10QSB/A
period 2000-06-30
SHC CORP
filed 2000-09-19
CIK 1092481

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                          ENDED JUNE 30,

                                                      2000             1999             2000                   1999
                                             -------------     ------------        ------------        ------------
NET REVENUES                                $      738,745    $     709,329       $   1,490,346       $   1,264,259

COST OF STORE OPERATIONS                           537,454          523,341           1,155,356             865,884
                                             -------------     ------------        ------------        ------------

     Gross profit                                  201,291          185,988             334,990             398,375

OPERATING EXPENSES
     Selling, general and administrative         1,049,362          870,799           1,727,782           1,408,230
     Reserve for store closings                        ---              ---             250,000                 ---
                                             -------------     ------------        ------------        ------------

Loss from operations                              (848,072)        (684,811)         (1,642,793)         (1,009,855)

OTHER EXPENSES
     Interest expense                               46,744           44,067              93,404              84,385
                                             -------------     ------------        ------------        ------------

     NET LOSS                               $     (894,816)   $    (728,878)      $  (1,736,197)      $  (1,094,740)
                                             =============     ============        ============        ============
LOSS PER SHARE DATA

     Basic and diluted                      $        (0.01)   $       (0.01)      $       (0.02)      $       (0.02)
                                             =============     ============        ============        ============

WEIGHTED AVERAGE SHARES

     Basic and diluted                          83,114,327       71,609,640          81,380,333          67,842,935
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

In two of these cases, Payday has filed a motion to dismiss on behalf of Payday. For the third case, there is currently a stay in effect pending settlement discussions between the parties. The outcome of these cases, for the mort part, depends upon whether the Seventh Circuit's opinions in the two cases before the Supreme Court remain final and the resolution of the security interest disclosure by the federal district judges before whom the remaining cases are pending. The Company cannot quantify any potential losses until these legal issues are finally resolved.

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

During 1998, the Company entered into a consulting agreement with a financial consultant. Under the terms of the agreement, the Company issued 200,000 shares of common stock and agreed to pay the consultant a monthly fee of $5,000 for a period of 24 months. As of June 30, 2000, the Company has a remaining obligation of $20,000 for services to be rendered during 2000.

In April 2000, the Company entered into a settlement agreement with its prior counsel, pursuant to which the Company paid $20,000 and such prior counsel returned 1,000,000 shares previously issued to him by the Company. The agreement also provides for a mutual release of all claims between the parties.


NOTE 3 - SUBSEQUENT EVENTS

Since June 30, 2000, the Company has received notice that a note holder has agreed to convert two notes, totaling $50,000, and unpaid interest for 1,030,000 shares of common stock.

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

GROSS PROFIT. For the three months ended June 30, 2000, the Company reported gross profit of $201,291. This is a increase of 8.2% from the prior year's amount of $185,988. This was due to reductions in certain operating expenses as stores were closed, while Company was able to maintain loan volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $1,049,362, which was 21% higher than the second quarter's amount from the prior year. The increase was due primarily to higher expenses associated with professional and consulting services incurred.

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

Date:    September 19, 2000
         ------------------



By:      /s/ Terrence L. Donati
         ----------------------------------
         Terrence L. Donati, Director

Date:    September 19, 2000
         ------------------



By:      /s/ D. Desmond Paden
         ----------------------------------
         D. Desmond Paden, Director

Date:    September 19, 2000
         ------------------



By:      /s/ Philip E. Ruben
         ----------------------------------
         Philip E. Ruben, Director

Date:    September 19, 2000
         ------------------