Form 10QSB
period 2000-09-30
SHC CORP
filed 2000-11-22
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

           Commission file number _________________________________

                                    SHC CORP.
        (Exact name of small business issuer as specified in its charter)


            ILLINOIS                                  36-3971950
            --------                                  ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



       390 South Eighth Street, Second Floor, West Dundee, Illinois 60118
                    (Address of principal executive offices)

                                 (847) 836-6685
                           (Issuer's telephone number)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

              CLASS                              OUTSTANDING AT NOVEMBER 6, 2000
Common Stock, Par Value $0.001                          92,472,501 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                                    SHC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                    ASSETS                          SEPTEMBER 30,      DECEMBER 31,
                                                                             2000              1999
                                                                    -------------      ------------
                                                                     (unaudited)
CURRENT ASSETS
     Cash                                                             $    93,900      $    14,242
     Accounts receivable, net of allowance for doubtful
        accounts of $775,000 and $1,245,238, respectively                 737,275          912,673
     Notes receivable                                                       4,196            4,196
     Prepaid expenses                                                      50,949           34,419
                                                                      -----------      -----------
              TOTAL CURRENT ASSETS                                        886,320          965,530

FIXED ASSETS
     Property and equipment                                               523,086          694,342
     Less: accumulated depreciation                                      (263,892)        (199,403)
                                                                      -----------      -----------
              NET FIXED ASSETS                                            259,194          494,939

OTHER ASSETS
     Security deposits and other assets                                   101,266           97,769
                                                                      -----------      -----------

TOTAL ASSETS                                                          $ 1,246,780      $ 1,558,238
                                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                 $   473,902      $   591,908
     Accrued liabilities                                                1,395,264          690,838
     Current portion of notes payable                                   1,900,820        1,875,394
                                                                      -----------      -----------
              TOTAL CURRENT LIABILITIES                                 3,769,986        3,158,140

LONG-TERM PORTION OF NOTES PAYABLE                                          5,096           61,586
                                                                      -----------      -----------
              TOTAL LIABILITIES                                         3,775,082        3,219,726

REDEEMABLE COMMON STOCK
     Common stock - Class A, $.001 par value; 400,000 shares
      redeemable at $0.50 per share                                       200,000          200,000

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 1,000,000 shares
       authorized; none issued                                               --               --
     Common stock, par value $.001; 100,000,000
       shares authorized; 92,467,501 and 75,073,908
       shares issued and outstanding, respectively                         92,468           75,074
     Additional paid-in capital                                         3,754,232        1,990,969
     Less: subscription receivable                                        (40,000)            --
     Accumulated deficit                                               (6,535,002)      (3,927,531)
                                                                      -----------      -----------

              TOTAL STOCKHOLDERS' DEFICIT                              (2,728,302)      (1,861,488)
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 1,246,780      $ 1,558,238
                                                                      ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                    SHC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                               -------------------                     -------------------
                                                          2000                1999                2000                1999
                                                  ------------        ------------        ------------        ------------
NET REVENUES                                      $    733,215        $    883,065        $  2,223,561        $  2,147,324

COST OF STORE OPERATIONS                               413,376             662,586           1,568,732           1,528,470
                                                  ------------        ------------        ------------        ------------

         GROSS PROFIT                                  319,839             220,479             654,829             618,854

OPERATING EXPENSES
     Selling, general and administrative               931,316             660,525           2,659,099           2,068,593
     Reserve for store closings                        200,000                --               450,000                --
                                                  ------------        ------------        ------------        ------------

         LOSS FROM OPERATIONS                         (811,477)           (440,046)         (2,454,270)         (1,449,739)

OTHER EXPENSES
     Interest expense                                   59,797              44,612             153,201             128,997
                                                  ------------        ------------        ------------        ------------

         NET LOSS                                 $   (871,274)       $   (484,658)       $ (2,607,471)       $ (1,578,736)
                                                  ============        ============        ============        ============


BASIC AND DILUTED LOSS
     PER COMMON SHARE                             $      (0.01)       $      (0.01)       $      (0.03)       $      (0.02)
                                                  ============        ============        ============        ============


BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                      87,239,282          72,531,244          83,029,180          67,678,675
                                                  ============        ============        ============        ============



See accompanying notes to unaudited condensed consolidated financial statements.

                                    SHC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                     -------------------
                                                                       2000            1999
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                 $(2,607,471)    $(1,578,736)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                         100,049         100,070
              Provision for store closings                          450,000            --
              Shares issued for services and compensation           501,102         201,057
              Change in operating assets and liabilities:
                    Accounts receivable                             175,398        (285,946)
                    Prepaid expenses                                (16,530)        (68,915)
                    Accounts payable                               (118,006)        384,335
                    Accrued liabilities                             721,671         236,879
                                                                -----------     -----------

              NET CASH FROM OPERATING ACTIVITIES                   (793,787)     (1,011,256)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                          (42,549)       (303,432)
       Increase in security deposits and other assets                (3,497)        (54,090)
                                                                -----------     -----------

              NET CASH FROM INVESTING ACTIVITIES                    (46,046)       (357,522)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from equity transactions                            676,455       1,025,437
       Proceeds from notes payable                                  320,000         402,591
       Principal payments of notes payable                          (76,964)       (125,980)
                                                                -----------     -----------

              NET CASH FROM FINANCING ACTIVITIES                    919,491       1,302,048
                                                                -----------     -----------

                    NET INCREASE (DECREASE) IN CASH                  79,658         (66,730)

CASH, BEGINNING OF PERIOD                                            14,242         149,321
                                                                -----------     -----------

CASH, END OF PERIOD                                             $    93,900     $    82,591
                                                                ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                            $    45,844     $    62,988
                                                                ===========     ===========
NON-CASH TRANSACTIONS
       Payments of accrued expenses made by shareholder         $    71,039     $      --
                                                                ===========     ===========
       Liabilities exchanged for equity                         $   492,060     $    46,759
                                                                ===========     ===========
       Write-off of property and equipment of closed stores     $   178,245     $      --
                                                                ===========     ===========
       Shares issued under subscription agreement and unpaid    $    40,000     $      --
                                                                ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $6.5 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

STORE CLOSINGS - As described in its annual Form 10-KSB report, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has closed 30 stores as of November 6, 2000. The Company has established a reserve of $450,000 to provide for closing costs, lease settlements and the write-off of fixed assets, primarily leasehold improvements. During the first nine months, the Company wrote-off approximately $180,000 of property and equipment against this reserve. The Company will continue to monitor its store program as it seeks to raise more capital.

EQUITY TRANSACTIONS - During the first nine months ended September 30, 2000, the Company issued approximately 18.4 million shares of common stock. The following unaudited amounts indicate the purpose of the issuance, the approximate number of shares issued, and the approximate amount of consideration received: sale of common stock, 5.75 million shares for $455,000, conversion of debt, 5.34 million shares for $444,000; and, compensation for services and other expenses, 7.31 million shares for $549,000.

During the first quarter, Midwest Investors Group of Illinois LLC (MIG), a company formed by the current Chairman of the Board and the current President, purchased approximately 18.1 million shares from a group headed by the previous Chairman of the Board. MIG, in turn, sold those shares to existing and new shareholders and the excess funds received have been contributed to the Company or used to pay expenses of the Company and its subsidiaries. As of September 30, 2000, the total of these funds has been approximately $292,000, of which, $221,000 was contributed as capital.

During the first quarter, the Company issued 500,000 shares of common stock, for which, it will receive $40,000. As of September 30, 2000, these funds have not been received.

EARNINGS PER SHARE - The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The

Company had a loss for the first nine months of 2000 and 1999 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive.


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

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party, and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation which has been settled. The terms of the settlement provide for the Company to deliver to the third party 450,000 shares of the Company's common stock and $125,000, payable in monthly installments, which installment payments have commenced.

On November 4, 1998, an investor in the Company filed a lawsuit seeking $250,000 in damage. The plaintiff asserts that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitle him to "put" such shares to the Company in exchange for $250,000. The plaintiff claims that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties have subsequently agreed to a settlement, pursuant to which the Company is required to deliver $100,000 and 1,500,000 shares of the Company's common stock. The $100,000 is payable in one $60,000 installment, which has been paid, and one $40,000 installment, which is due within 30 days of payment of the $60,000. Upon payment of the $40,000, the litigation will be dismissed.

Payday is a defendant in two federal cases asserting various violations of the Truth in Lending Act ("TILA"), Fair Debt Collection Practices Act ("FDCPA"), state consumer fraud claims and unconscionability claims. One case is a class action. Both cases are in the process of having settlement agreements signed. The first case, not the class action case, requires the Company to pay an aggregate of $9,600. The class action settlement requires the Company to pay an aggregate of approximately $15,000 and must be approved by the court. The Company cannot predict whether or not the court will do so.

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

During 1998, the Company entered into a consulting agreement with a financial consultant. Under the terms of the agreement, the Company issued 200,000 shares of common stock and agreed to pay the consultant a monthly fee of $5,000 for a period of 24 months. As of September 30, 2000, the Company has a remaining obligation of $5,000 for services to be rendered during 2000.

In April 2000, the Company entered into a settlement agreement with its prior counsel, pursuant to which the Company paid $20,000 and such prior counsel returned 1,000,000 shares previously issued to him by the Company. The agreement also provides for a mutual release of all claims between the parties.


NOTE 3 - SUBSEQUENT EVENTS

The Company has continued its efforts to raise capital to support its store operations and to fund general corporate purposes. Since September 30, the Company has secured $600,000 in debt capital to address store funding, bank debt repayments and other matters. It is expected that 60% to 70% of these funds will be used for store operations. Discussions are being held with other parties to secure additional funds.

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

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES. SHC Corp. and its subsidiaries ("Company") generated revenues of $733,215 for the three months ended September 30, 2000. This represented a 17% decrease from $883,065 in revenues generated in the three months ended September 30, 1999. The principal reason for this decline was the reduction in the number of stores opened for the period in 2000 compared to the same period in 1999.

COST OF STORE OPERATIONS. The Company incurred expenses of $413,376 for operating its stores during the three months ended September 30, 2000, which represented a decrease of 38% from the expenses that were incurred during the three months ended September 30, 1999. This decrease was the result of fewer stores opened and the associated reductions in rent expense and salaries & benefits.

GROSS PROFIT. For the three months ended September 30, 2000, the Company reported gross profit of $319,839. This was an increase of 45% from the prior year's amount of $220,479. This was due to reductions in certain operating expenses as stores were closed, while Company's loan base declined at a slower rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $931,316, which was 41% higher than the third quarter's amount from the prior year. The increase was due primarily to higher expenses associated with professional and consulting services incurred.

RESERVE FOR STORE CLOSINGS. The Company increased its provision for stores closed in the third quarter. These additional closures became necessary as the Company continued to review its operations, in light of its available cash, and determined that it needed to concentrate its limited resources into those stores that present the best opportunity to generate the most profit.

INTEREST EXPENSE. This expense increased by 34% from $44,612 in 1999 to $59,797 in 2000. This was due to increased bank borrowings and other notes payable, and higher interest rates charged on those borrowings.

NET LOSS. The Company reported a wider net loss in 2000 from a year earlier for those reasons cited previously.

          COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES. The Company had revenues of $2,223,561 for the nine months ended September 30, 2000. This represented a 3.6% increase over the $2,147,324 in revenues generated in the nine months ended September 30, 1999. The principal reason for this growth was the higher loan volume in the earlier periods of 2000 when compared to 1999.

COST OF STORE OPERATIONS. The Company incurred expenses of $1,568,732 for operating its stores during the nine months ended September 30, 2000, which represented an increase of 2.6% over the amount of expenses that were incurred during the nine months ended September 30, 1999. This increase was consistent with the increase in revenues.

GROSS PROFIT. For the nine months ended September 30, 2000, the Company reported gross profit of $654,829. This was an increase of 5.8% from the prior year's amount of $618,854. This was attributable to the store cost reduction in the third quarter that exceeded the reduction in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first nine months of 2000, these expenses were $2,659,099, which was 29% higher than the amount for the same period of the prior year. The primary reasons for this increase is an increase in professional and consulting fees during the nine month period.

RESERVE FOR STORE CLOSINGS. The Company recorded a provision for stores that were closed in the first nine months of 2000. This is necessitated by the Company's accelerated growth in 1999, for which, the Company does not have the cash wherewithal to meet the cash demands.

INTEREST EXPENSE. This expense increased by 19% from $128,997 in 1999 to $153,201 in 2000. This was due to increased bank borrowings and other notes payable, and higher interest rates.

NET LOSS. The Company reported a wider net loss in 2000 from a year earlier. This was due to those factors noted above.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Part II, Item 1 of Form 10-QSB is hereby incorporated by reference to Note 2 to SHC Corp.'s Consolidated Balance Sheets for the three months ended September 30, 2000, included in Item 1 of Part 1 of this Form 10-QSB.

ITEM 5.  Other Information

As of September 30, 2000 and December 31, 1999, the Company had a negative working capital position of $2,883,666 and $2,192,610. The Company was able to fund its operations during the first nine months through equity transactions, in which, it received approximately $676,000 in cash and the issuance of $320,000 in notes.

The Company realizes it needs to strengthen its working capital position and over all financial condition. Through November 2000, it has closed 30 stores to reduce the losses and to improve its cash position. Since September 30, 2000, the Company has received $600,000 in debt capital.

It is in talks with several groups regarding additional cash infusions via equity or debt capital. If such talks are successful, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with three noteholders to exchange their notes for common stock in fiscal 2000 and any unpaid interest. The outstanding amount of these notes was approximately $265,000, of which, all was converted by September 30, 2000.

It is management's intention to offer a conversion of debt-for-stock to other noteholders or creditors since the Company's common stock has been re-listed again on the OTC Bulletin Board. Management does not know how many noteholders or creditors, if any, will agree to convert the amount owed them, but believes there will be some conversions. To date, creditors have exchanged $213,000 in amounts due them and accepted shares of the Company's common stock.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________________________________
SHC CORP. (f/k/a VictorMaxx Technologies, Inc.)

By:      /s/ Terrence L. Donati
         --------------------------------------------------
         Terrence L. Donati, President, Principal
         Financial Officer and Principal Accounting Officer

Date:    November 20, 2000



By:      /s/ Terrence L. Donati
         --------------------------------------------------
         Terrence L. Donati, Director

Date:    November 20, 2000



By:      /s/ D. Desmond Paden
         --------------------------------------------------
         D. Desmond Paden, Director

Date:    November 20, 2000



By:      /s/ Philip E. Ruben
         --------------------------------------------------
         Philip E. Ruben, Director

Date:    November 20, 2000