Form 10KSB
period 2000-12-31
SHC CORP
filed 2001-04-17
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark one)
[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transaction period from _______________ to __________________.

Commission file number: 0-26328

                                    SHC CORP.

                 (Name of small business issuer in its charter)


ILLINOIS                                                     36-3971950
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

40 SKOKIE BOULEVARD, SUITE 450, NORTHBROOK, ILLINOIS         60062
(Address of principal executive offices)                     (Zip Code)

                                 (847) 562-0041
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The Issuer's revenues for the year ended December 31, 2000 were $2,852,504.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 29, 2000 as reported on the OTC Bulletin Board, was approximately $3,032,000 (based upon $.03125 per share closing price on that date, as reported by the OTC Bulletin Board).

As of March 30, 2001, there were 109,250,577 shares of the registrant's Common Stock outstanding.

                                    SHC CORP.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000


                                                                                     PAGE
PART I
                  Item 1.    Business                                                 1

                  Item 2.    Properties                                               5

                  Item 3.    Legal Proceedings                                        6

                  Item 4.    Submission of Matters to a Vote of Security Holders      8

PART II

                  Item 5.    Market for Registrant's Common Equity and Related
                             Shareholder Matters                                      9

                  Item 6.    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                     10

                  Item 7.    Consolidated Financial Statements                       13

                  Item 8.    Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                     31

PART III

                  Item 9.    Directors and Executive Officers of the Registrant      31

                  Item 10.   Executive Compensation                                  32

                  Item 11.   Security Ownership of Certain Beneficial Owners and
                             Management                                              34

                  Item 12.   Certain Relationships and Related Transactions          35

                  Item 13.   Exhibits and Reports on Form 8-K                        36

                             Signatures                                              37

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

On January 8, 1998, VictorMaxx closed on an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire all of the outstanding capital stock of Sonoma Holding Corporation, a diversified holding company ("Sonoma"). At the time of the Reorganization Agreement, Sonoma was a diversified holding company whose wholly-owned subsidiaries included U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., Sonoma Management Co. and an eighty percent (80%) equity interest in Payday Check Advance, Inc. Subsequent to the Reorganization Agreement, the Company established new offices in West Dundee and Schaumburg, Illinois, and changed its name to SHC Corp. The transaction has been accounted for as a reverse acquisition ("Acquisition") of VictorMaxx by Sonoma using the purchase method of accounting. No goodwill was recognized in connection with the acquisition. In connection with the Acquisition, the Company issued 12,108,558 shares of VictorMaxx common stock and 100,000 shares of its convertible preferred stock ("Preferred Stock") to the shareholders of Sonoma. Each share of Preferred Stock was convertible into 300 shares of common stock. In June 1998, 70,000 shares of Preferred Stock were converted into 21,000,000 shares of common stock. In July 1998, 30,000 shares of Preferred Stock were converted into 9,000,000 shares of common stock. Additionally, the Company has issued 1,550,000 shares of its common stock to certain creditors of the Company, which include certain former executive officers and a director of the Company. In addition, the Company issued 615,000 shares of its common stock to a group of individuals as a settlement of various employment claims and as compensation for assisting in the consummation of the transaction.

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

Management intends to focus its efforts and resources on growing the Payday business and on developing payday lending franchise opportunities. SEE BELOW -STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE. The first Payday location opened for business in August 1997. The Company currently expects its future revenues, if any, to be derived from interest earned on short-term loans offered by Payday to its customers and franchise fees and royalties from its recently announced franchise program. As of early 2000, there were approximately 44 Payday locations conducting business in Illinois and 5 stores in Indiana. Since then, the Board of Directors has elected to close certain unprofitable stores and following such closings, as of December 31, 2000, there were 19 Payday locations conducting business in Illinois and 3 locations operating in Indiana under the name "Money Market." In addition to its equity interests in Payday and Money Market, the Company has five wholly-owned subsidiaries: Money Market Payday Express Franchising Inc., which will be responsible for the employment and promotion of the Company's franchising efforts; Millenium Funding, LLC, which was formed with the intent of seeking opportunities to leverage the Company's customer base and, which to date, has not commenced doing business; E Star Systems, Inc., which performs collections functions on delinquent loans; Sonoma Financial Corporation, which is and has been a non-operating entity; and Payday Express of America, Inc, which was intended to operate as the Company's operating entity in Wisconsin and, which to date, has not commenced doing business.

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

PRINCIPAL PRODUCTS AND SERVICES

The Company is primarily engaged in the small consumer loan business, offering short-term loans to individuals, which are commonly referred to as payday loans. The Company's management believes that a market exists for prospective customers that may have limited access to other sources of consumer credit. Payday is a licensed provider of small consumer loans in Illinois and Money Market is a licensed provider of small consumer loans in Indiana. Where permitted by law, Payday and Money Market offer a standardized, single installment loan ranging from $50 to $500 through its post-dated check process. Through this process, Payday and Money Market permit customers to receive a cash advance for a finance charge and a signed loan agreement, secured by a post-dated personal check. Such loans generally have terms of one to two weeks. Small consumer loans are offered in a highly structured regulatory environment. Payday and Money Market stores are licensed under their respective state laws where their business is transacted, which establish allowable interest rates, fees and other charges on small loans made to consumers.

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

The cost of opening a new store is dependent on the size and location of the store. Typical costs include, among other things, store lease, leasehold improvements, furniture and fixtures, computer equipment, and start-up capital. According to current management estimates, the average cost to open a new store with a turnkey operation ranges from $20,000 to $25,000. The establishment of a new store location takes approximately 2 to 3 months to complete before becoming fully operational. During 1999, the Company opened 24 and during 2000, acquired one store in Indiana and closed or discontinued operating at 27 stores and never opened 5 stores, for which leases were signed. There can be no assurance that the Company's stores will continue to generate the same growth level as in the past.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

FRANCHISE OPPORTUNITIES - During the first quarter of 2001, the Company, through its wholly-owned subsidiary, Money Market Payday Express Franchising, Inc. ("Franchise Co.") received approval from the State of Illinois to begin selling payday loan franchises in Illinois. As of March 30, 2001, the Company has sold one franchise in Illinois. In addition, the Company has registered in two other states, Wisconsin and Michigan, and is authorized to do business in approximately 30 other states and the District of Columbia. Of these, management believes 20 states are "payday friendly" and offer attractive franchise opportunities.

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

GOVERNMENT REGULATION

The Company is licensed to provide payday lending services in Illinois and Indiana. In addition, the Company has received approval or is authorized to sell payday lending franchises in approximately 33 states, including Illinois, Wisconsin, Michigan, New Jersey, Arkansas and New Mexico, and the District of Columbia.

Primary responsibility for regulating financial institutions rests at the state level. Management of the Company believes that at least 21 states now permit payday lending. With the exception of the Company's three Money Market stores in Indiana, all of the Company's Payday stores are located and conduct their business within the state of Illinois, which permits payday lending. Following the decision of the Illinois General Assembly in 1981 to abolish the previously existing usury law, Illinois has no restrictions on the rate of interest or the amount of fees which may be charged by payday lenders. It is the expectation of management that efforts to expand the Company's geographic area of business of operations and franchises will focus on states currently permitting payday lending or on states where management believes there may be a reasonable likelihood that payday lending will soon be permitted. However, management's plans for expansion may be adversely affected by restrictive regulation by the various states or potential future regulation or control of the payday lending industry.

Certain consumer rights groups have indicated their desire to promote initiatives designed to more strictly regulate the payday lending industry. Management perceives the focus of these efforts to be limits on interest charged and caps on fees associated with loans made to customers. It is impossible for management to predict the outcome of any such initiatives or their possible effect on the Company and its operations. However, there can be no assurances that any such initiatives will not ultimately have a material adverse effect on the Company and its operations.

RESEARCH AND DEVELOPMENT

The Company incurred no research and development costs in 2000 or 1999 and does not anticipate to incur any material research and development costs going forward. However, this belief is dependent on management's current plans for the Company and could change in the event of a change in such plans.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Based on the nature of its current and past business operations, the Company has not incurred and does not expect to incur going forward any material costs or adverse effects with respect to compliance with any applicable environmental laws.

EMPLOYEES

The Company currently employs approximately 40 people. Of these employees, 32 are full-time employees and 8 are part time employees. The Company's relationship with its employees is not governed by any collective bargaining agreements and the Company has never experienced any organized work stoppage. The Company believes its relationship with its employees to be good. The Company also offers certain employees a group health insurance program.

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

ITEM 2.   PROPERTIES

Currently, the Company's executive offices are leased at 40 Skokie Boulevard, Suite 450, Northbrook, Illinois 60062. The lease is set to expire in 2004. The Company owns no real estate.

In addition to its administrative and executive offices, the Company conducts business through its Payday and Money Market subsidiaries, at various locations, which stores are leased by the Company from the property owners. Store leases are typically for three year terms, and contain Payday and

Money Market options for one or two additional three year terms. The leases provide for rental payments at prevailing market rates. Most of the stores are located in strip malls.

ITEM 3.   LEGAL PROCEEDINGS

Except as set forth below, the Company is not party to any material legal proceedings.

In May 1998, the Company and certain of its officers entered into a settlement agreement with a former president, CEO and director of the Company to settle all claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. A third party ultimately delivered $650,000 representing the Company's obligation to the escrow agent, and in exchange for such funds was assigned the Company's rights in and to certain of the escrowed shares. In November 1999, the former president, CEO and director filed a motion in the United States District Court for the Eastern District of Illinois, case number 98 C 1697, seeking to compel distribution of the remaining escrowed shares and alleging that he may be entitled to certain additional shares of the Company's stock based on alleged anti-dilution provisions contained in the Settlement Agreement. In the fourth quarter of 2000, the Company and the former president, CEO and director and the Company entered into a subsequent settlement agreement that provides for: (i) distribution of the shares which remained in escrow and (ii) the issuance of approximately 1,300,000 shares of the Company's common stock in exchange for a dismissal of the litigation and complete and mutual release of any and all claims between the parties. The shares were issued in February 2001 and the case has been dismissed.

In a related matter, during the second quarter of 2000, the Company negotiated a settlement agreement with its prior counsel (and escrow agent under the aforementioned settlement agreement) pursuant to which such prior counsel resigned as escrow agent and returned 1,000,000 shares of the Company's stock to the Company which had been previously issued to such counsel in exchange for a execution of a mutual general release of claims and payment of $20,000 for fees incurred in acting as escrow agent in the above matter.

The Company owns 80% of the outstanding capital stock of Payday. Prior to January 1999, the remaining 20% was held by Argent Enterprises, Inc., an Illinois corporation ("Argent"). Sonoma and Argent are parties to an agreement restricting transfer of the Payday stock. Such agreement grants each party the right of first refusal to purchase any stock of Payday before any such stock may be transferred by a shareholder to any third party. In January 1999, Sonoma and Payday received notice from a third party that such third party was a 20% shareholder of Payday based on a transaction with Argent whereby it acquired such interest. The Company and Payday are currently in the process of investigating such purported transaction in order to determine whether such third party is a shareholder of Payday and whether such purported transaction violated the terms of the shareholders' agreement.

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, case number 99 L 596. On September 20, 2000, the third party and the Company entered into a settlement agreement pursuant to which the third party released its claims in exchange for the issuance of 450,000 shares of the Company's stock and the payment of an aggregate of $125,000 on an installment basis plus its attorney fees of $6,000. The agreement further provides that a default in payments will accelerate all amounts due.

On November 4, 1998, an investor in the Company filed a lawsuit in the Circuit Court of Kane County, Illinois, case number LKA 98 580, seeking $250,000 in damages. The plaintiff asserts that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitle him to "put" such shares to the Company in exchange for $250,000. The plaintiff claimed that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties entered into a settlement agreement pursuant to which the Company agreed to deliver to such party, in exchange for a release of all claims, $100,000 and 1,500,000 shares of the Company's common stock. The Company performed its obligations under the settlement agreement and the case has been dismissed.

Payday was a defendant in a number of federal class action cases asserting various violations of the Truth in Lending Act, 15 U.S.C. Section 1601, ET SEQ. ("TILA"), Fair Debt Collection Practices Act ("FDCPA"), state consumer fraud claims and unconscionability claims. Sandra Brown et al. v. Payday Check Advance, Incorporated, et al., United States District Court Case No. 99 C 2074, 7th Circuit Case No. 99-3110; Marguerite Mitchem v. Payday Check Advance, Inc. et al., United States District Court Case No. 99 C 1869, 7th Circuit Case No. 99-3110; Earl Terry v. Payday Check Advance, Inc., et al., Case No. 99 C 2486; Lizabeth Maccagno, et al. v. Payday Check Advance, LLC, et al., Case No. 99 C 2579; Latanda Allen, et al. v. Payday Check Advance, Inc. Case No. 99 C 7656. The cases have all been dismissed or settled during the year 2000 for an aggregate of $21,600.

Two of these cases, consolidated for appeal purposes, were dismissed by the respective federal district court judges before whom they were pending. The Court of Appeals for the Seventh Circuit affirmed the dismissals. The Plaintiffs filed an appeal with the United States Supreme Court, which appeal was denied.

In April 1999, the Company entered into a settlement agreement with a judgment creditor of the Company, Circuit Court of Cook County, Illinois, Case No. 99 CH 00625, pursuant to which the Company was obligated to make installment payments in the aggregate amount of $100,000 to the creditor, with all remaining sums due on or before October 15, 1999. In addition, the Company issued 10,000 shares of common stock to the creditor as part of the settlement. On May 12, 2000 the parties entered into a second settlement agreement pursuant to which the Company issued 990,000 shares of the Company's common stock in exchange for a full release of claims (including the judgment) and the return of the 10,000 shares previously delivered to the judgment creditor. These 10,000 shares were subsequently cancelled by the Company.

The Company filed, and subsequently withdrew, a lien suit against a former director seeking the return of 3 million shares of the Company's common stock which the Company alleged was issued in error to such former director as part of a comprehensive buyout of such director's shares. The former director claims the shares were not issued in error. The parties have commenced a dialogue to determine whether any such shares should be returned to the Company. To date, the Company agrees that 500,000 shares were properly issued, leaving 2.5 million shares in dispute. In the event that the parties cannot reach resolution of this matter, the Company may reinstitute the lawsuit.

During 2000 and 2001, the Company received funds totaling $400,000 from a shareholder. The Company and the shareholder never reached an agreement as to the nature, terms and documentation of the funding. On April 10, 2001, the shareholder made demands on the Company in connection with the funding based on alleged defaults. It is unclear from the demands what the nature of the alleged defaults are or the remedies sought. Management is currently investigating this matter to determine whether a default has occurred and cannot predict with any certainty the outcome of the demands made by the shareholder.

In the first quarter of 2001, a creditor of the Company, on behalf of itself and a group of related creditors, made a demand for payment of certain promissory notes issued by the Company aggregating approximately $250,000 plus accrued interest. The Company is attempting to negotiate a repayment plan or an extension of the maturity of the notes. Management cannot say whether they will successfully negotiate an acceptable repayment plan or an extension of the maturity of the notes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2001, the Company conducted an annual meeting of its shareholders. At the meeting, the shareholders elected directors to the Company's Board of Directors, authorized the grant of certain stock options to Terrence L. Donati, an officer and director of the Company, and authorized the Company to amend its

Articles of Incorporation to increase the number of common shares issuable by the Company from 100,000,000 to 250,000,000 and the number of preferred shares issuable by the Company from 1,000,000 to 20,000,000.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock commenced trading on the NASDAQ Small-Cap Market ("NASDAQ") on August 10, 1995 under the symbol "VMAX" and commencing on April 17, 2000, under the symbol "VMAXE." On September 20, 2000, the symbol changed to "SONM."

On October 23, 1996, the Company received notification from the NASDAQ Listing Qualifications Panel that because the Company did not meet the maintenance criteria for continued listing of its securities on NASDAQ, the Company's Securities would be delisted from NASDAQ effective at the close of business on October 24, 1996. Subsequent to that date, the Securities of the Company have been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing sales price for each quarterly period since January 1, 1999 for the common stock, as reported on the OTC Bulletin Board.




--------------------------------------------------------------------- ---------------- -----------------
                                                                                 HIGH               LOW
--------------------------------------------------------------------- ---------------- -----------------
Fiscal Year ending December 31, 1999
--------------------------------------------------------------------- ---------------- -----------------
     First Quarter                                                               $.25             $ .09
--------------------------------------------------------------------- ---------------- -----------------
     Second Quarter                                                               .25               .15
--------------------------------------------------------------------- ---------------- -----------------
     Third Quarter                                                                .31              .125
--------------------------------------------------------------------- ---------------- -----------------
     Fourth Quarter                                                               .23               .11
--------------------------------------------------------------------- ---------------- -----------------
Fiscal Year Ending December 31, 2000
--------------------------------------------------------------------- ---------------- -----------------
     First Quarter                                                               $.44             $.125
--------------------------------------------------------------------- ---------------- -----------------
     Second Quarter                                                               .27               .03
--------------------------------------------------------------------- ---------------- -----------------
     Third Quarter                                                                .25               .03
--------------------------------------------------------------------- ---------------- -----------------
     Fourth Quarter                                                               .15               .02
--------------------------------------------------------------------- ---------------- -----------------

As of December 31, 2000, there were approximately 520 shareholders of record of the Company's common stock.

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

The Company has issued a significant number of shares in satisfaction or settlement of various liabilities and claims, and to certain related parties in reimbursement and compensation for services rendered on behalf of the Company. See Item 3 - Legal Proceedings and Item 12 - Certain Relationships and Related Transactions. In addition, in 1999, the Company engaged in an exempt offering of its common stock pursuant to section 504 of Regulation D under the Securities Act of 1933, as amended, pursuant to which it issued 8,965,067 shares for $1,000,435 in cash, which cash was used for general working capital purposes.

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

The Company's independent accountants have included an explanatory paragraph in their audit reports making reference to the Company's Notes to Consolidated Financial Statements (Note 1), which discusses the fact that the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 have been prepared assuming that the Company will continue as a going concern. As it has in the past, the Company will need to rely upon debt and equity capital to sustain operations in the future. If such funding is not obtained, the Company will be required to scale back operations and/or to seek a financial re-structure.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET REVENUES. The Company had revenues for the year ending December 31, 2000 of $2,852,504 compared to revenues of $3,055,856 for the year ending December 31, 1999. This decrease of 6.7% was due to the Company's election to close stores. The number of stores operating at the end of 2000 was 22, compared to 48 at the end of 1999.

COST OF STORE OPERATIONS. For the year ended December 31, 2000 and 1999, the Company had expenses related to store operations of $1,823,529 and $2,459,691, respectively. This decrease of 26% was due to the reduction in the number of stores during 2000.

GROSS PROFIT. Gross profit increased 73% from $596,165 for the year ended in December 1999 to $1,028,975 for the same period in fiscal 2000. This was due to reductions in certain operating expenses, as poor performing stores were closed, while the loan base declined at a slower rate.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. These expenses increased 27% in the year ended December 31, 2000 from the year ended December 31, 1999. The amounts for 2000 and 1999 were $3,729,497 and $2,625,209 respectively. The increase was due primarily to higher expenses associated with professional and consulting services incurred.

PROVISION FOR STORE CLOSINGS. The Company recorded a provision for stores closed during the year. This was necessitated by the Company's lack of funds, after its accelerated growth in 1998 and 1999 had stretched the Company beyond its funding capabilities.

INTEREST EXPENSE. Interest expense in fiscal 2000 was $544,430, and in fiscal 1999 was $173,427. This increase of 214% was due to increased bank borrowings and other notes payable and higher interest rates during the year and an adjustment to record the beneficial conversion feature of notes payable based upon the excess of the estimated fair market value of the common stock over the conversion price.

NET LOSS. The net loss in fiscal 2000 increased to $3,794,952 from a net loss of $2,202,471 in fiscal 1999. This was due to the reasons stated above.

NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $10.1 million to offset future taxable income, if any. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the corporation's outstanding common stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Due to the ownership change in connection with the initial public offering, the Company is subject to an annual limitation on the use of its net operating losses. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that inflation will not affect the Company's business in the future.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Interpretation No. 44 provides definitive guidance regarding accounting for stock-based compensation to non-employee directors. Interpretation 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company has applied this interpretation to all issuances to non-employee directors during 1999 and thereafter.

LIQUIDITY

The Company had a negative working capital position of $2,876,135 and $2,192,610 at December 31, 2000 and December 31, 1999, respectively. The Company has been able to fund its operations via receipts from issuances of common stock and notes payable.

The Company realizes it needs to strengthen its working capital position and over-all financial condition. It has closed 27 stores and was not able to open 5 other stores as it attempted to reduce its losses and improve its cash position. It is in talks with several groups regarding cash infusions via equity or debt capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores, selling stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with three noteholders to exchange their notes for common stock in fiscal 2001. The amount of these notes is approximately $165,000.

It is management's intention to continue to offer a conversion option of debt-for-stock to certain noteholders and to other creditors. Management does not know how many noteholders, if any, will agree to convert any or all of the amount owed, but believes there will be some conversions.

LITIGATION

The Company and its subsidiaries are defendants in various business-related litigation matters. While these litigation matters involve wide ranges of potential liability, management does not believe the eventual outcome of these matters will have a material adverse effect on the Company's financial statements. In addition, a creditor of the Company has made, on behalf of himself and certain related parties, demand for payment of certain promissory notes issued by the Company in the aggregate amount of approximately $250,000, including principal and interest. In addition, a shareholder who has loaned $400,000 to the Company has made certain demands on the Company in connection with the funds. The Company is currently in discussions with both of these parties to negotiate an acceptable repayment plan and identify the nature of the demands, respectively. See Note 9 of the Consolidated
Financial Statements.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

                                    SHC CORP.

                                TABLE OF CONTENTS


                                                                                                 PAGE

         Report of Independent Certified Public Accountants                                       14

         Consolidated Financial Statements:

                  Consolidated Balance Sheets - December 31, 2000 and 1999                        15

                  Consolidated Statements of Operations for the Years Ended
                     December 31, 2000 and 1999                                                   16

                  Consolidated Statements of Stockholders' Deficit for
                     the Years Ended December 31, 2000 and 1999                                   17

                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2000 and 1999                                                   18

         Notes to Consolidated Financial Statements                                               19

                                [LETTER HEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of SHC Corp.:

We have audited the consolidated balance sheets of SHC Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHC Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 13, 2001

                                    SHC CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                                                            2000               1999
                                                                                  --------------    ---------------
CURRENT ASSETS
     Cash                                                                         $      102,547      $      14,242
     Accounts receivable, net of allowance for
       doubtful accounts of $175,000 and $1,245,238                                      675,722            912,673
     Notes receivable                                                                      4,196              4,196
     Prepaid expenses                                                                     37,816             34,419
                                                                                  --------------    ---------------

              TOTAL CURRENT ASSETS                                                       820,281            965,530

FIXED ASSETS
     Property and equipment                                                              419,073            694,342
     Less: accumulated depreciation                                                     (223,246)          (199,403)
                                                                                  --------------    ---------------

              TOTAL FIXED ASSETS, NET                                                    195,827            494,939

OTHER ASSETS
     Security Deposits                                                                    37,861             97,769
                                                                                  --------------    ---------------

              TOTAL ASSETS                                                        $    1,053,969    $     1,558,238
                                                                                  ==============    ===============


                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                     $    1,427,307    $     1,282,746
     Current portion of notes payable                                                  2,269,109          1,875,394
                                                                                  --------------    ---------------

              TOTAL CURRENT LIABILITIES                                                3,696,416          3,158,140

LONG-TERM PORTION OF NOTES PAYABLE                                                       350,685             61,586
                                                                                  --------------    ---------------
              TOTAL LIABILITIES                                                        4,047,101          3,219,726

REDEEMABLE COMMON STOCK
     Common Stock - Class A, $.001 par value; 400,000 shares
      redeemable at $0.50 per share                                                          --             200,000

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 20,000,000 shares
       authorized; none issued                                                               --                --
     Common stock, par value $.001; 250,000,000
       shares authorized; 97,032,287 and 75,073,908
       shares issued and outstanding, respectively                                        97,032             75,074
     Additional paid-in capital                                                        4,632,319          1,990,969
     Accumulated deficit                                                              (7,722,483)        (3,927,531)
                                                                                  --------------    ---------------

              TOTAL STOCKHOLDERS' DEFICIT                                             (2,993,132)        (1,861,488)
                                                                                  --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $    1,053,969    $     1,558,238
                                                                                  ==============    ===============


              The accompanying notes are an integral part of these consolidated financial statements.

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                            2000               1999
                                                                                  --------------    ---------------
NET SALES                                                                         $    2,852,504    $     3,055,856

COST OF STORE OPERATIONS                                                               1,823,529          2,459,691
                                                                                  --------------    ---------------

     Gross profit                                                                      1,028,975            596,165

OPERATING EXPENSES
     Selling, general and administrative                                               3,729,497          2,625,209
     Provision for store closings                                                        550,000                 --
                                                                                  --------------    ---------------

Loss from operations                                                                  (3,250,522)        (2,029,044)

OTHER EXPENSES
     Interest expense                                                                    544,430            173,427
                                                                                  --------------    ---------------

     NET LOSS                                                                     $   (3,794,952)   $    (2,202,471)
                                                                                  --------------    ---------------

LOSS PER SHARE DATA

     Basic and diluted                                                            $        (0.04)    $        (0.03)
                                                                                  ==============    ===============

WEIGHTED AVERAGE SHARES

     Basic and diluted                                                                85,134,553         69,024,620
                                                                                  ==============     ==============

















              The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                     COMMON STOCK            ADDITIONAL                      TOTAL
                                               -----------------------        PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                                 SHARES         AMOUNT        CAPITAL       DEFICIT         DEFICIT
                                              -----------  -----------     -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1998                   64,017,500       64,018        680,599      (1,725,060)       (980,443)

Stock issued for cash                           8,965,067        8,965        991,470              --       1,000,435

Stock issued for services                       1,924,341        1,924        294,067              --         295,991

Stock issued to acquire interests
 in Indiana stores                                167,000          167         24,833              --          25,000

Net loss                                              --           --              --      (2,202,471)     (2,202,471)
                                              -----------  -----------     -----------     -----------     -----------


BALANCE AT DECEMBER 31, 1999                   75,073,908       75,074      1,990,969      (3,927,531)     (1,861,488)


Stock issued for cash                           7,760,556        7,761        647,794              --         655,555

Stock issued for payments to creditors
 by shareholders                                  771,343          771         76,364              --          77,135

Stock and options issued for services           9,021,947        9,022        959,921              --         968,943

Stock issued for conversion of
 notes payable                                  3,844,069        3,844        275,222              --         279,066

Stock issued to creditors                       2,020,464        2,020        164,849              --         166,869

Stock issued to redeem shares                     450,000          450        203,290              --         203,740

Beneficial conversion feature of
 notes payable                                         --           --        312,000              --         312,000

Shares cancelled                               (1,910,000)      (1,910)         1,910              --              --

Net loss                                               --           --             --      (3,794,952)     (3,794,952)
                                             ------------  -----------    -----------     -----------    ------------

BALANCE AT DECEMBER 31, 2000                   97,032,287  $    97,032    $ 4,632,319     $(7,722,483)   $ (2,993,132)
                                              ===========  ===========    ===========     ============   ============

              The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                         2000                 1999
                                                                             ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $     (3,794,952)   $      (2,202,471)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                           101,088              201,580
              Gain on stock issued for liabilities                                    (57,355)                  --
              Provision for store closings                                            550,000                   --
              Shares issued for services and compensation                             968,943              295,991
              Provision for benefical conversion feature                              312,000                   --
              Change in operating assets and liabilities:
                    Accounts receivable                                               236,951             (224,425)
                    Prepaid expenses                                                   (3,597)             (28,949)
                    Other                                                                  --               (4,196)
                    Accounts payable and accrued liabilities                          251,632              727,291
                                                                             ----------------    -----------------

              NET CASH USED IN OPERATING ACTIVITIES                                (1,435,290)          (1,235,179)
                                                                             -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of subsidiary interests                                                 --              (43,497)
       Purchases of property and equipment                                            (69,053)            (308,366)
       Increase (decrease) in security deposits                                        59,908              (52,983)
                                                                             ----------------    -----------------

              NET CASH USED IN INVESTING ACTIVITIES                                    (9,145)            (404,846)
                                                                             -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                         655,555            1,000,435
       Proceeds from notes payable                                                  1,070,000              818,200
       Principal payments of notes payable                                           (192,815)            (313,689)
                                                                             ----------------    -----------------

              NET CASH FROM FINANCING ACTIVITIES                                    1,532,740            1,504,946
                                                                             ----------------    -----------------

       NET INCREASE (DECREASE) IN CASH                                                 88,305             (135,079)

CASH, BEGINNING OF YEAR                                                                14,242              149,321
                                                                             ----------------    -----------------

CASH, END OF YEAR                                                            $        102,547    $          14,242
                                                                             ================    =================

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                                         $        159,345    $          84,350
                                                                             ================    =================

NON-CASH TRANSACTIONS
       Payments of liabilities made by shareholders                          $         94,134    $              --
                                                                             ================    =================
       Liabilities exchanged for equity                                      $        445,935    $          46,759
                                                                             ================    =================
       Write-off of property and equipment of closed stores                  $        267,077    $              --
                                                                             ================    =================

              The accompanying notes are an integral part of these consolidated financial statements

                                    SHC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 -- NATURE OF BUSINESS ACQUISITION AND GOING CONCERN

       BUSINESS -- SHC Corp. (the Company) was incorporated as an Illinois Corporation on March 22, 1994 and was known as VictorMaxx Technologies, Inc. (VictorMaxx). On January 8, 1998, VictorMaxx closed on an
       Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire all of the outstanding capital stock of Sonoma Holding Corporation ("Sonoma"). Subsequent to the Reorganization Agreement, the Company changed its name to SHC Corp. The transaction has been accounted for as a reverse acquisition of VictorMaxx by Sonoma using the purchase method of accounting. No goodwill was recognized in connection with the acquisition.

       SHC Corp. has seven subsidiaries: Payday Check Advance, Inc.; The Money Market Inc.; Payday Express of America, Inc.; E-Star Systems, Inc.; Sonoma Financial Corporation; Millenium Funding, LLC; and Money Market Payday Express Franchising Inc.

       The Company is in the business of making short-term loans called payday loans within the states of Illinois and Indiana in which a customer agrees to execute a post-dated check which includes the base principal amount plus a fee. The Company agrees to hold the check for up to two weeks or until the customer's next pay day, at which time the check is deposited by the Company.

       GOING CONCERN -- The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $7.7 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed many unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

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

       ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company established a reserve for those loans which may not be paid in full. This amount is an estimate based on previous collection experience. In 2001, the Company sold all loans of one of its subsidiaries with a check date prior to December 1, 2000. Those loans and the respective allowances were written off as of December 31, 2000.

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

       EARNINGS PER SHARE -- The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for 2000 and 1999 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive. The numbers of potential common stock equivalents excluded were 32,249,254 and 9,468,954 in 2000 and 1999, respectively.

       PROVISION FOR STORE CLOSINGS -- The Company recorded a provision for stores closed during the year. This was necessitated by the Company's lack of funds, after its accelerated growth in 1998 and 1999 had stretched the Company beyond its funding capabilities.

       ADVERTISING -- The Company expenses advertising costs as incurred. In 2000 and 1999, advertising expense was $65,982 and $79,838, respectively.

       NEW ACCOUNTING STANDARDS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

       On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Interpretation No. 44 provides definitive guidance regarding accounting for stock-based compensation to non-employee directors. Interpretation 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company has applied this interpretation to all issuances to non-employee directors during 1999 and thereafter.

NOTE 3 -- PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:


                                                                                      2000             1999
                                                                             -------------    -------------
                      Leasehold improvements                                 $     150,208    $     319,319
                      Fixtures and equipment                                       203,465          313,123
                      Vehicles                                                      65,400           61,900
                                                                             -------------    -------------

                      Total                                                  $     419,073    $     694,342
                                                                             =============    =============

         The useful lives of property and equipment for purposes of computing depreciation are:


                      Leasehold Improvements                        5-9 years
                        Fixtures and equipment                      3-9 years
                        Vehicles                                      3 years

         Depreciation expense recorded in 2000 and 1999 was $101,088 and $132,245, respectively.

NOTE 4 -- INCOME TAXES

         The Company did not have a current or deferred provision for income taxes for the years ended December 31, 2000 and 1999. The following presents the components of the net deferred tax asset at December 31, 2000 and 1999:


                                                                                       2000             1999
                                                                                  -------------    -------------
                  BENEFIT OF:
                  Operating loss carryforwards                                    $   4,038,936    $   2,206,917
                  Reserve for closed stores                                             114,057               --
                  Allowance for Bad Debts                                                70,000          498,095
                                                                                  -------------    -------------

                  NET DEFERRED TAX ASSETS BEFORE VALUATION ALLOWANCE                  4,222,993        2,705,012

                  LESS: VALUATION ALLOWANCE                                          (4,222,993)      (2,705,012)
                                                                                  -------------    -------------

                  NET DEFERRED TAX ASSET                                          $         -      $           -
                                                                                  =============    =============


         The valuation allowance increased $1,517,981 and $880,988 during the years ended December 31, 2000 and 1999, respectively. The Company has net operating loss carryforwards of approximately $10,100,000 of which, $2,835,000 is limited as to usage because they arose from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of the acquired company and are limited to a maximum of $189,000 per year. These losses expire, if unused, in years beginning in 2009.

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

         The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2000 and 1999:


                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       2000             1999
                                                                                  -------------    -------------
                  Income tax benefit at statutory rate (34%)                      $ (1,290,283)    $   (748,840)
                  Deferred tax valuation allowance change                            1,517,981          880,988
                  State taxes, net of federal benefit                                 (227,698)        (132,148)
                  Effect of change in tax rates                                              -                -
                                                                                  ------------     ------------
                  PROVISION FOR INCOME TAXES                                      $          -     $          -
                                                                                  =============    ============

NOTE 5 -- STOCK TRANSACTIONS

         In January 2001, at the Annual Meeting of Shareholders, the shareholders authorized the Company to amend its Articles of Incorporation to increase the number of common shares issuable by the Company from 100 million to 250 million and the number of preferred shares issued by the Company from 1 million to 20 million.

         In connection with the merger between Victormaxx and Sonoma Holding Corporation, the Company issued 12,108,558 shares of common stock and 100,000 shares of its convertible preferred stock ("Preferred Stock") to the stockholders of Sonoma. This issuance was considered to be a recapitalization of Sonoma. Each share of Preferred Stock was convertible into 300 shares of common stock. In June 1998, 70,000 shares of Preferred Stock were converted into 21,000,000 shares of common stock. In July 1998, 30,000 shares of Preferred Stock were converted into 9,000,000 shares of common stock. 7,791,442 shares of stock issued the shareholders of Victormaxx were shown as being issued at a zero cost because Victormaxx had no monetary assets at the time of the merger.

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

         In May, 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock in the Company. Part of the consideration was delivered to and accepted by such third party, and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, Case Number 99 L 596. On September 20, 2000, the third party and the Company entered into a settlement agreement pursuant to which the third party released its claims in exchange for the issuance of 450,000 shares of the Company's stock and the payment of an aggregate of $125,000 on an installment basis plus attorneys fees of $6,000. The agreement further provides that a default in payments will accelerate all amounts due.

         During 1999, the Company issued 8,965,067 shares for $1,000,435 in cash.

         During 1999, the Company issued 1,924,341 shares for services valued at $295,991.

         During 2000, the Company issued 7,760,556 shares of its common stock for $655,555 in cash.

         During 2000, the Company issued 7,841,947 shares of its common stock to various individuals and companies for services rendered in its behalf and compensation. These shares were issued from prices ranging from $.03 to $.16 per share.

         During 2000, the Company issued 3,844,069 shares to holders of various notes in the amount of $279,066, while creditors accepted 2,020,464 shares as settlement of $227,964 that the Company owed.

         On February 28, 2000, a former director of the Company completed a sale of a majority of the stock owned or contributed by such former director to Midwest Investor Group of Illinois, LLC ("MIG"), a related party as it is owned by family members of the President and a former Chairman and CEO. Concurrently with the consummation of the sale, the former director resigned his position on the Board. In connection with the buyout of the former director, and subsequent transactions related thereto, MIG made contributions to the Company in an aggregate amount of $527,690. As part of those contributions, the MIG agreed to convert all of such amount into common stock of the Company at a price of $.10 per share. Based on the number of shares outstanding at the time of the subject transactions, MIG agreed to allow the Company to deliver the shares after and subject to an increase in the number of shares the Company is authorized to issue. Such authorization and increase took place in the first quarter of 2001.

NOTE 6 -- STOCK OPTIONS AND WARRANTS

         In July 1995, the Company's Board of Directors and a majority of the Company's shareholders approved the 1995 Stock Option Plan (the "Stock Option Plan") covering up to 750,000 shares of the Company's common stock, pursuant to which, officers and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Stock Option Plan expires on January 31, 2005. As of December 31,2000 and 1999, options for 749,254 shares were outstanding under the plan. These options were issued in 1995 at an exercise price of $6.00 per share and vest at one, two, and three year anniversary dates from the date of grant. Options issued under the Stock Option Plan expire September 8, 2003. In May 1996, the Company modified the outstanding non-qualified stock options. All options became immediately vested, and the exercise price was reset to $2.00 per share for current employees. The exercise prices on all other options remain as originally issued.

         A summary of the status of the Company's non-qualified stock options as of December 31, 2000 and 1999, and changes during the years then ended is presented as follows:


                                                                              2000                             1999
                                                                  ----------------                 ----------------
                                                                  WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                                     SHARES         EXERCISE PRICE        SHARES    EXERCISE  PRICE
                                            ---------------       ----------------       -------   ----------------
         Outstanding at beginning of year           749,254                  $2.00       749,254              $2.00
         Granted                                 26,000,000                   0.03            --                 --
         Exercised                                      --                      --            --
         Canceled                                       --                      --            --                 --
                                            ---------------                              -------
         Outstanding at end of year              26,749,254                  $0.52       749,254              $2.00
                                            ===============       ================       =======     ==============

         Options exercisable at year-end         26,749,254                              749,254
                                            ===============                              =======

         Weighted-average fair value of
            options granted during the year
             (unaudited)                                                     $0.03                            $  --
                                                                  ================                   ==============

         At December 31, 2000, the weighted average remaining contractual life was 7.30 years.

         In 1995, the Company granted certain additional options to purchase 3,375 shares of common stock by certain shareholders and creditors. These options became fully vested at the date of grant and were immediately exercisable. These options expired unexercised during 1998 and 1999. These options are not reflected in the schedule above.

         The Company has made a commitment to a former Chairman and CEO to grant him an option to purchase five million shares of Common stock as compensation for his guarantee on certain loans made by the Company. The specific details and terms of this option have not been determined as of March 2001.

         At various times during the year, the Company granted options to certain individuals, which included the President and a former Chairman and CEO. Options to purchase 26 million shares were granted at $.03 per share with immediate vesting and a 10 year period to exercise. This resulted in a charge of $22,000 to the income statement for 2000.

         WARRANTS -- In connection with its 1995 initial public offering, the Company issued warrants to purchase 3,489,700 shares of common stock. The warrants expired unexercised on August 10, 2000.

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


                                                                                   2000                  1999
                                                                        ---------------      ----------------
               Net Loss                   As reported                   $    (3,794,952)     $     (2,202,471)
                                          Pro forma                     $    (5,050,952)     $     (2,202,471)
                                                                        ===============      ================

               Net Loss per Share         As reported                   $          (.04)     $          (0.03)
                                          Pro forma                     $          (.06)     $          (0.03)
                                                                        ===============        ==============

NOTE 7--NOTES PAYABLE

         Notes payable at December 31, 2000 and 1999 consisted of the following:


                                                                                           2000            1999
                                                                                  -------------    ------------
               Line of credit payable to a bank, bearing interest at
               Prime + 1/4 of 1%; requiring monthly interest only payments;
               due November 1999-extended through June 2001; secured by
               company assets                                                           945,000         995,000

               Line of credit payable to a bank, bearing interest at 8.75%;
               unsecured; requiring minimum interest only
                payments; due upon demand.                                               30,000          30,000

               Note payable in 2000 and 1999; unsecured; requiring monthly
               interest only payments; due August 2000                                       --          50,000

               Note payable to bank; bearing interest at 8.75%;
               secured by vehicle; requiring monthly payments
               of $698; due September 2001                                                9,623          15,286

               Note payable to bank; bearing interest at 8.75%;
               secured by vehicle; requiring monthly payments
               of $697; due October 2001                                                  6,176          14,069

               Note payable to bank; bearing interest at 8.25%
               secured by vehicle; requiring monthly payments
               of $583; due April 2000                                                       --           6,395



               Note payable to bank, bearing interest at 20%;
               individual; due February 2001                                             24,962              --

               Note payable to Company, bearing interest at 9%;
               unsecured; due on demand                                                  47,000              --

               Note payable to Company bearing interest at 10%;
               unsecured; due on demand                                                  15,000              --

               Note payable to individual; unsecured;
               monthly payments of $5,000; due November 2002                            116,000         125,000

               Note payable to individual bearing interest at 14%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                   30,000          30,000

               Note payable to individual bearing interest at 8.75%;
               unsecured; due on demand                                                 125,100         125,100

               Note payable to individual bearing interest at 8.75%;
               unsecured; due on demand                                                      --         125,100

               Notes payable to former owners of Money Market; bearing interest at 8%; unsecured; requiring monthly
               payments of $ 667; due 2002                                               48,933          52,853

               Note payable to individual bearing interest at 10%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                   12,000          15,000

               Note payable to individual bearing interest at 10%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                   15,000          15,000

               Note payable to individual bearing interest at 10%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                   15,000          15,000

               Notes payable to officers; unsecured;
               no stated interest rate; due upon demand                                      --          25,700

               Note payable to trust bearing interest at 18%;
               unsecured; due on demand                                                      --          87,477

               Note payable to a trust bearing interest at 18%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                  250,000         100,000

               Note payable to individual bearing at 10%;
               unsecured; requiring monthly interest only
               payments; due on demand                                                   20,000          90,000



               Note payable to individual bearing interest at 10%;
               unsecured; requiring monthly interest only
               payments; due July 2000                                                       --          20,000

               Note payable to individual bearing interest at 12%;
               unsecured; requiring principal and interest payments
               monthly; due October 2002                                                100,000              --

               Note payable to individual; 12%;
               unsecured; requiring principal and interest payments
               monthly; due October 2002                                                500,000              --

               Loan from individual; no interest rate stated;
               unsecured; no maturity date                                              150,000              --

               Note payable to individual; no interest rate stated;
               unsecured; due on demand                                                  60,000              --

               Note payable to individual bearing interest at 12%;
               unsecured; due on demand                                                  90,000              --

               Note payable to individual bearing interest at 15%;
               unsecured; due on demand                                                  10,000              --
                                                                                  -------------    ------------


                    TOTAL NOTES PAYABLE                                               2,619,794       1,936,980

               Less Current portion of Notes Payable                                 (2,269,109)     (1,875,394)
                                                                                  -------------     -----------

               Long-Term Portion of Notes Payable                                 $     350,685     $    61,586
                                                                                  ==============    ===========

         The Company has granted five noteholders the option to convert all or part of the principal due them into common shares at per share prices ranging from $.03 to $.10, based on the shareholders' approval of an increase in the number of authorized Common shares. This approval was obtained in January 2001. With the approval, $747,000 of the notes payable at December 31, 2000 could be converted into Common shares. If this amount were converted, approximately 18.5 million shares would be issued.


         Future maturities of Notes Payable for the next five years are as follows:


                                      2001                                            2,269,109
                                      2002                                              350,685
                                      2003                                                    -
                                      2004                                                    -
                                      2005                                                    -
                                                                                    -----------

                                      Total                                         $ 2,619,794
                                                                                    ===========

NOTE 8 -- LEASES

         The Company leases its store facilities under operating leases expiring in various years through 2004, which require the Company to pay base rents and certain additional amounts for its pro rata share of building operating costs.

         Minimum future rental payments under non-cancelable operating leases as of December 31, 2000, for each of the next five years and in the aggregate are:


                 YEAR ENDED                                    AMOUNT
                 ----------                                    ------
                    2001                              $       499,275
                    2002                                      191,289
                    2003                                      117,511
                    2004                                        5,386
                    2005                                           --
                                                      ---------------
         Total Future Minimum Rental Payments         $       813,461
                                                      ===============

         Certain operating leases provide renewal options for periods of three years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

         Rent expense for 2000 and 1999 was $630,301 and $768,100, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         In May 1998, the Company and certain of its officers entered into a settlement agreement with a former president, CEO and director to settle all claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. A third party ultimately delivered $650,000, representing the Company's obligation to the escrow agent, and in exchange for such funds, was assigned the Company's rights in and to certain of the escrowed shares. In November, 1999, the former president, CEO and director filed a motion in the United States District Court for the Eastern District of Illinois, Case No. 98 C 1697, seeking to compel distribution of the remaining escrowed shares and alleging that he may be entitled to certain additional shares of the Company's stock based on alleged anti-dilution provisions contained in the settlement agreement. In the fourth quarter of 2000, the Company and the former president, CEO and director and the Company entered into a subsequent settlement agreement that provides for: (i) distribution of the shares which remained in escrow and (ii) the issuance of approximately 1,300,000 shares of the Company's common stock in exchange for a dismissal of the litigation and complete and mutual release of any and all claims between the parties. The shares were issued in February 2001 and the case has been dismissed.

         In a related matter, during the second quarter of 2000, the Company negotiated a settlement agreement with its prior counsel (and escrow agent under the aforementioned settlement agreement) pursuant to which such prior counsel resigned as escrow agent and returned 1,000,000 shares of the Company's stock to the Company which had previously been issued to such counsel in exchange for execution of a mutual general release of claims and payment of $20,000 for fees incurred in acting as escrow agent in the above matter.

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

         In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party, and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, case number 99 L 596. On September 20, 2000, the third party and the Company entered into a settlement agreement pursuant to which the third party released its claims in exchange for the issuance of 450,000 shares of the Company's stock and the payment of an aggregate of $125,000 on an installment basis plus attorneys fees of $6,000. The agreement further provides that a default in payments will accelerate all amounts due.

         On November 4, 1998, an investor in the Company filed a lawsuit seeking $250,000 in damages. The plaintiff asserts that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitle him to "put" such shares to the Company in exchange for $250,000. The plaintiff claimed that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties entered into a settlement agreement pursuant to which the Company agreed to deliver to such party, in exchange for a release of all claims, $100,000 and 1,500,000 shares of the Company's common stock. The Company performed its obligations under the settlement agreement and the case has been dismissed.

         Payday was a defendant in a number of federal class action cases asserting various violations of the Truth in Lending Act, 15 U.S.C.,
         Section 1601, et seq. ("TILA"), Fair Debt Collection Practices Act ("FDCPA"), state consumer fraud claims and unconscionability claims, Sandra Brown et al. v. Payday Check Advance Incorporated, et al., United States District Court Case No. 99 C 2074, 7th Circuit Case
         No. 99-3110; Marquerite Mitchem v. Payday Check Advance, Inc. et al., United States District Court Case No. 99 C 1869 7th Circuit Case
         No. 99-3110; Earl Terry v. Payday Check Advance, Inc., et al., Case No. 99 C 2486; Lizabeth Maccagno, et al. v. Payday Check Advance, LLC, et al. Case No. 99 C 2579; Latanda Allen, et al. v. Payday Check Advance, Inc. Case No. 99 C 7656. The cases have all been settled and dismissed for an aggregate amount of $21,600.

         In April 1999, the Company entered into a settlement agreement with a creditor of the Company, Circuit Court of Cook County, Illinois,
         Case No. 99 CM 00625, pursuant to which, the Company was obligated to make installment payments in the aggregate amount of $100,000 to the creditor, with all remaining sums due on or before October 15, 1999. In addition, the Company issued 10,000 shares of common stock to the creditor as part of the settlement. On May 12, 2000, the parties entered into a second settlement agreement pursuant to which the Company issued 990,000 shares of the Company's common stock in exchange for a full release of claims (including the judgment) and the return of the 10,000 shares previously delivered to the judgment creditor. These 10,000 shares were subsequently cancelled by the Company.

         The Company filed, and subsequently withdrew, a lien suit against a former director seeking the return of 3 million shares of the Company's common stock which the Company alleged was issued in error to such former director as part of a comprehensive buyout of such director's shares. The former director claims the shares were not issued in error. The parties have commenced a dialogue to determine whether any such shares should be returned to the Company. To date, the Company agrees that 500,000 shares were properly issued, leaving
         2.5 million shares in dispute. In the event that the parties cannot reach resolution of this matter, the Company may reinstitute the lawsuit.

         During 2000 and 2001, the Company received funds totaling $400,000 from a shareholder. The Company and the shareholder never reached an agreement as to the nature, terms and documentation of the funding. On April 10, 2001, the shareholder made demands on the Company in connection with the funding based on alleged defaults. It is unclear from the demands what the nature of the alleged defaults are or the remedies sought. Management is currently investigating this matter to determine whether a default has occurred and cannot predict with any certainty the outcome of the demands made by the shareholder.

         In the first quarter of 2001, a creditor of the Company, on behalf of itself and a group of related creditors, made a demand for payment of certain promissory notes issued by the Company aggregating approximately $250,000 plus accrued interest. The
         Company is attempting to negotiate a repayment plan or an extension of the maturity of the notes. Management cannot say whether they will successfully negotiate an acceptable repayment plan or an extension of the maturity of the notes.

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

         Under the terms of the purchase agreement, at closing, the Company paid $60,000 in cash, issued 167,000 of common stock valued at $.15 per share, and signed promissory notes for the remaining $55,000, which bear interest at 8% and require monthly payments of $667 though 2003 with a balloon payment due. As of December 31, 2000, the principal balance of these notes was $48,933.

         The following summarized pro-forma (unaudited) information assumed the acquisition of Money Market had occurred on January 1, 1999.



                                                                       1999
                                                                       ----
         Net Sales                                            $   3,055,856
                                                              =============

         Net Loss                                             $  (2,133,069)
                                                              =============

         Basic and diluted loss per share                     $       (0.03)
                                                              =============

         Weighted Average Shares                                 69,024,620
                                                              =============

NOTE 11 -- SUBSEQUENT EVENTS (unaudited)

          Since January 1, 2001, the Company has issued approximately 9.9 million shares of common stock. The following unaudited amounts indicate the purpose of the issuances, approximate number of shares, and approximate amount of consideration: conversion of debt, 5.3 million shares for $165,000; and, settlement with creditors, 4.6 million shares for $165,400.

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

TERM EXPIRING AT NEXT STOCKHOLDERS' MEETING AT WHICH DIRECTORS ARE ELECTED


NAME                       AGE          POSITIONS AND EXPERIENCE
----                       ---          ------------------------
Terrence L. Donati         49           Director and President from 1998 to October 1999 and since
                                        January 2000, a Director and President of Sonoma since 1997

John A. Annerino           59           Vice President, Commercial Division, Peerless Fence Co.
                                        since 1999, Director and President of American Marine
                                        Construction from 1992-1999, Director of SHC Corp. since
                                        2001

Michael Pyle               61           Sales Manager of Challenger Gray & Christmas from 1995-
                                        1997, Managing Director of IMCOR from 1997 to 1999;
                                        Associate of Total Telecommunications Technologies since
                                        1999, Director of the Company since 2001.

MANAGEMENT

INFORMATION REGARDING EXECUTIVE OFFICERS

Set forth below is information concerning the executive officers and other key employees of the Company who were in office or employed as of the date of this Form 10-KSB.

NAME                        AGE             POSITION
----                        ---             --------
Terrence L. Donati          49              President and Secretary
John A. Annerino            59              Chief Executive Officer

Terrence L. Donati, President of the Company. See "Information Concerning Directors" above for a description of Mr. Donati's relevant business experience.

John A. Annerino, Chief Executive Officer. See "Information Concerning Directors" above for a description of Mr. Annerino's relevant business experience. In 1999 a final order of voluntary bankruptcy was entered in connection with American Marine Construction, of which Mr. Annerino was then the President and owner.

Currently, no person is a party to an employment contract with the Company.

Officers are appointed by the board of directors of the Company and its subsidiaries and serve at the pleasure of each respective board. There are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes of ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the Company's twelve (12) month period ending December 31, 2000, management believes all Section 16(a) filing requirements have been complied with. Some of the requisite filings were not filed on a timely basis.

On February 28, 2000, a former director of the Company completed a sale of a majority of the stock owned or contributed by such former director to Midwest Investor Group of Illinois, LLC ("MIG"), a related party as it is owned by family members of the President and a former Chairman and CEO. Concurrently with the consummation of the sale, the former director resigned his position on the Board. In connection with the buyout of the former director, and subsequent transactions related thereto, MIG made contributions to the Company in an aggregate amount of $527,690. As part of those contributions, the MIG agreed to convert all of such amount into common stock of the Company at a price of $.10 per share. Based on the number of shares outstanding at the time of the subject transactions, MIG agreed to allow the Company to deliver the shares after and subject to an increase in the number of shares the Company is authorized to issue. Such authorization and increase took place in the first quarter of 2001.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Presently, directors, whether employees of the Company or not, are not compensated for serving as directors.

EXECUTIVE OFFICER COMPENSATION

The following table sets forth compensation paid to executive officers of the Company during the fiscal year ended December 31, 2000:

                          SUMMARY COMPENSATION TABLE

                                                                ---------------------------------------------------
                                                                Long-Term Compensation
                                                                ---------------------------------------------------
                                                                Awards                        Payouts
                                                                ----------------------------  -------
(a)                          (b)   (c)     (d)    (e)           (f)             (g)           (h)      (i)
-------------------------------------------------------------------------------------------------------------------
                                                  Other Annual  Restricted                    LTIP     All other
Name and Principal Position  Year  Salary  Bonus  Compensation  Stock Award(s)  Options/SARs  Payouts  compensation
                                                                ($)             (#)           ($)      ($)
-------------------------------------------------------------------------------------------------------------------
Terrence L. Donati,
President                    2000  0       0      0             0               13,000,000    0        89,000(1)
                             --------------------------------------------------------------------------------------
                             1999  0       0      0             0               0             0        0
                             --------------------------------------------------------------------------------------
                             1998  0       0      0             0               0             0        0
-------------------------------------------------------------------------------------------------------------------
D. Desmond Paden             2000  0       0      0             0               12,000,000    0        52,500(2)
                             --------------------------------------------------------------------------------------
                             1999  0       0      0             0               0             0        0
                             --------------------------------------------------------------------------------------
                             1998  0       0      0             0               0             0        0
-------------------------------------------------------------------------------------------------------------------

(1) Includes $11,000 for consulting services, $18,000 for commissions, and 2,000,000 shares of Company stock valued at $60,000, all delivered to JJT Properties, Inc. a company, owned by Mr. Donati's wife.
(2) Includes $21,500 paid as commissions and 1,000,000 shares of Company common stock valued at $30,000 paid to Total Source Financing, a company affiliated with Mr. Paden.

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

OPTION GRANTS IN 1999 AND 2000

There were no grants of options made in 1999. The following table sets forth the options that the Company granted in 2000:


                              STOCK OPTION GRANTS

---------------------------------------------------------------------------------------------------------------
(a)                   (b)     (c)              (d)               (e)               (f)              (g)
---------------------------------------------------------------------------------------------------------------
                                               % of Total
                                               Options
                                               Granted to       Market price
Name and                      Number of        Employees        per Share on                      Expiration
Principal Position    Year    Stock Options    during 2000      Date of Grant   Exercise Price    Date
---------------------------------------------------------------------------------------------------------------
Terrence L. Donati,
President             2000    13,000,000       50               $.04            $0.03             10/16/10
                      -----------------------------------------------------------------------------------------
                      1999    0                -                -               -                 -
                      -----------------------------------------------------------------------------------------
                      1998    0                -                -               -                 -
                      -----------------------------------------------------------------------------------------
D. Desmond Paden,
CEO                   2000    12,000,000       48               $.04            $.03              10/16/10
                      -----------------------------------------------------------------------------------------
                      1999    0                -                -               -                 -
                      -----------------------------------------------------------------------------------------
                      1998    0                -                -               -                 -
---------------------------------------------------------------------------------------------------------------

                            STOCK OPTION EXERCISES

---------------------------------------------------------------------------------------------------------------
                                                                                        Spread on unexercised
Name and                    Date of    No.         Value     No. unexercised options    options held at Fiscal
Principal Position   Year   Exercise   Exercised   Realized  held at Fiscal Year End    Year End ($)
---------------------------------------------------------------------------------------------------------------
Terrence L. Donati,
President            2000   -          -           -         13,000,000                 16,250
                      -----------------------------------------------------------------------------------------
                     1999   -          -           -         -                          -
                      -----------------------------------------------------------------------------------------
                     1998   -          -           -         -                          -
                      -----------------------------------------------------------------------------------------
D. Desmond Paden     2000   -          -           -         12,000,000                 15,000
                      -----------------------------------------------------------------------------------------
                     1999   -          -           -         -                          -
                      -----------------------------------------------------------------------------------------
                     1998   -          -           -         -                          -
---------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN 1999 AND 2000 AND OPTION VALUES AS OF DECEMBER 31, 2000 AND 1999

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

A summary of the status of the Company's non-qualified stock options as of December 31, 2000 and 1999, and changes during the years then ended is presented as follows:


                                                                      2000                             1999
                                                          ----------------                 ----------------
                                                          WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                          SHARES           EXERCISE PRICE        SHARES    EXERCISE  PRICE
                                       ------------       ----------------        ------   ----------------
       Outstanding at beginning of year     749,254               $2.00          749,254              $2.00
       Granted                           26,000,000                 .03               --                 --
       Exercised                                 --                  --               --                 --
       Cancelled                                 --                  --               --                 --
                                        -----------                              -------
       Outstanding at end of year        26,749,254                $.52          749,254              $2.00
                                        ===========               =====          =======              =====

       Options exercisable at year-end   26,749,254                              749,254
                                         ==========                              =======


Weighted-average fair value of
options granted during the year
                   (unaudited)                                     $.03                                $ --
                                                                  =====                              ======

At December 31, 2000, the weighted average remaining contractual life was 7.3 years.

The Company has made a commitment to a former Chairman and CEO to grant him an option to purchase five million shares of Common stock as compensation for his guarantee on certain loans made by the Company. The specific details and terms of this option have not been determined as of March 2001.

At various times during the year, the Company granted options to certain individuals, which included the President and a former Chairman and CEO. Options to purchase 26 million shares were granted at $.03 per share with immediate vesting and a 10 year period to exercise. This resulted in a charge of $22,000 to the income statement for 2000.

WARRANTS -- In connection with its 1995 initial public offering, the Company issued warrants to purchase 3,489,700 shares of common stock. The warrants expired unexercised on August 10, 2000.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 2000, there were 97,032,287 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of the Company to be beneficially owned as of December 31, 2000 by (i) all shareholders known by management of the Company to own 5% or more of the Company's Common Stock; (ii) all directors of the Company; (iii) each executive officer included in the Summary Compensation Table; and (iv) all directors, executive officers and other key employees of the Company as a group (4 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.


NAME OF BENEFICIAL OWNER                      NUMBER OF SHARES          PERCENT
------------------------                      ----------------          -------
Terrence L. Donati (1)(2)                       23,130,044               20.0
John Annerino (2)                               0                        0
D. Desmond Paden (3)                            14,900,000               13.2
Michael Pyle (4)                                 1,180,000               1.2

(1) Mr. Terrence Donati's business address is 40 Skokie Blvd., Suite 450, Northbrook, IL 60118. Of the 21,130,044 shares beneficially owned by Mr. Donati, 10,130,044 shares are owned by Cortona, LLC, a limited liability company and 13,000,000 are owned by Mr. Donati in the form of stock options. Of the 10,130,044 shares, 5,500,000 are in the form of a warrant to purchase common stock, including the right to vote such shares whether the warrant is exercised or not.

(2) Mr. John Annerino's business address is 40 Skokie Blvd., Suite 450, Northbrook, IL 60118.

(3) Mr. Desmond Paden's business address is 580 Milwaukee, Suite 307, Libertyville, IL 60048. Shares include an option to purchase up to 12,000,000 shares provided certain price per share conditions are met. This total does not include the commitment of the Company to issue 5,000,000 additional options to Mr. Paden in exchange for his personal guarantee of certain indebtedness of the Company. The Company and Mr. Paden have not yet agreed on the specific terms for such options.

(4) Mr. Michael Pyle's business address is 40 Skokie Blvd., Suite 450, Northbrook, IL 60118. Of the 1,180,000 shares beneficially owned by Pyle, 480,000 shares are directly owned. 500,000 are owned be him as trustee of a living trust for the benefit a relative, and 200,000 are owned by his spouse.

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

In May 1998, the Company and certain of its officers entered into a settlement agreement with a former president, CEO and director to settle all claims and issues between the parties. The terms of the agreement provided for certain payments to be made by or on behalf of the Company to the former president, CEO and director in exchange for the delivery and release to an escrow agent and voting trust of 12,632,568 shares of Company stock held by the former president, CEO and director. A third party ultimately delivered $650,000 representing the

Company's obligation to the escrow agent, and in exchange for such funds was assigned the Company's rights in and to certain of the escrowed shares. In November 1999, the former president, CEO and director filed a motion in the United States District Court for the Eastern District of Illinois, case number 98 C 1697, seeking to compel distribution of the remaining escrowed shares and alleging that he may be entitled to certain additional shares of the Company's stock based on alleged anti-dilution provisions contained in the Settlement Agreement. In the fourth quarter of 2000, the Company and the former president, CEO and director and the Company entered into a subsequent settlement agreement that provides for: (i) distribution of the shares which remained in escrow and (ii) the issuance of approximately 1,300,000 shares of the Company's common stock in exchange for a dismissal of the litigation and complete and mutual release of any and all claims between the parties. The shares were issued in February 2001 and the case has been dismissed

On June 18, 1998, the Company sold all of its interest in its wholly-owned subsidiaries, U.S. Dell, Inc., Brighton Hill Enterprises, Inc., Northstar Petroleum, Inc., Randall Road Corp., and Sonoma Management Co. ("Sold Subsidiaries") to Fleetmax Corporation and a related party, who is a shareholder, officer and director. Consideration paid by the purchaser was 5.5 million shares of the Company's common stock and debt assumption of $353,867. Concurrently with the surrender of the 5,500,000 shares, such shareholder, officer and director of the Company was granted a warrant to purchase up to 5,500,000 shares of the Company's common stock at $.21 per share. Included in the warrant is the right of such shareholder, officer and director to vote all of the underlying shares with respect to all matters presented to the shareholders for a vote.

The Board of Directors has agreed to consider reviewing the compensation of certain officers, directors and key employees and anticipates commencing a review of relevant information for such purpose. It is intended that the Company will ultimately provide appropriate compensation to such persons in the future. See Item 10 for further description.

On February 28, 2000, a former director of the Company completed a sale of a majority of the stock owned or contributed by such former director to Midwest Investor Group of Illinois, LLC ("MIG"), a related party as it is owned by family members of the President and a former Chairman and CEO. Concurrently with the consummation of the sale, the former director resigned his position on the Board. In connection with the buyout of the former director, and subsequent transactions related thereto, MIG made contributions to the Company in an aggregate amount of $527,690. As part of those contributions, the MIG agreed to convert all of such amount into common stock of the Company at a price of $.10 per share. Based on the number of shares outstanding at the time of the subject transactions, MIG agreed to allow the Company to deliver the shares after and subject to an increase in the number of shares the Company is authorized to issue. Such authorization and increase took place in the first quarter of 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                INDEX TO EXHIBITS


 2.1  Agreement and Plan of Reorganization, dated September 24, 1997 between
      Victormaxx Technologies, Inc. and Sonoma Holding Corp. (1)

 3.1  Certificate of Incorporation for VictorMaxx Technologies, Inc., a
      Delaware corporation. (1)

 3.2  Articles of Amendment and Restated Articles to the Articles of
      Incorporation for Victormaxx Technologies, Inc., an Illinois corporation, incorporated on March 22, 1994. (1)

 3.3  Articles of Amendment to the Articles of Incorporation of Victormaxx
      Technologies, Inc., an Illinois corporation, filed March 31, 1998. (1)

 3.4 Articles of Amendment to the Articles of Incorporation for SHC Corp., an Illinois corporation, filed January 31, 2001.

 3.5  Bylaws of Victormaxx Technologies, Inc. (1)

 4.1  Warrant to purchase 5,500,000 shares of Common Stock of SHC Corp (f/k/a
      Victormaxx Technologies, Inc.) dated June 17, 1999. (1)

 5.1  Voting Trust Agreement, dated March 25, 1999, between Ralph Mauro and
      Bryan G. Barrish. (1)

 5.2  Voting Trust and Escrow Agreement, dated May 1998, between Kevin Koy,
      Maureen H. Koy and Chicago Mortgage and Financial Service, Inc. Profit
      Sharing Plan & Trust. (1)

10.1  Resignation Letter Agreement dated October 16, 2000, between SHC Corp.
      and D. Desmond Paden.

10.2 Amendment to Resignation Letter Agreeement, dated December 7, 2000, between SHC Corp. and D. Desmond Paden.

10.3  Demand Promissory Note, dated October 20, 1999, between Sonoma
      Financial Corp. as Maker and Frank Anthony Contaldo a Payee for the principal amount of $125,100.00. (1)

10.4  Investment Agreement, dated April 14, 1998, between PayDay Check
      Advance, Inc. and Terrence L. Donati. (1)

10.5  Attorney/Client Agreement, dated February 1999, between Terrence Donati,
      Frank A. Contaldo, SHC Corp. f/k/a Victormaxx Technologies, Inc. and
      Kwiatt & Ruben, Ltd. (1)

10.6  Amendment to Attorney/Client Agreement, dated December 26, 2000.

10.7  Release and Settlement Agreement, dated May 12, 2000, between Robert
      Hartwig Family Limited Partnership, Frank Anthony Contaldo, Terrence L.
      Donati and SHC Corp. (1)

10.8  Settlement Agreement and Mutual General Release, dated April 2, 2000, between Stuart D. Perlman, Stuart D. Perlman Pension Plan & Trust, SHC
      Corp., Sonoma Holding Corp. Terrence L. Donati and Frank A. Contaldo.
      (1)

10.9  Shareholder's Agreement, dated June 1, 1997, between Argent
      Enterprises, Inc., The Sonoma Co. and the shareholders of Pay Day Check
      Advance, Inc. (1)

10.10 Terms of Investment between Dan Mazzie and Sonoma Holding Corp, dated
      September 24, 1998 executed in connection with the Company's proposed purchase of the Bagel Factory. (1)

10.11 Mutual Undertakings between Dan Mazzie and SHC Corp., dated October 31,
      2000.

10.12 Subordinated Promissory Note, dated May 24, 1999, between SHC Corp. and
      Scott Tracy, in the amount of $27,500.00. (1)

10.13 Subordinated Promissory Note, dated May 24, 1999, between SHC Corp. and
      Scott Clark, in the amount of $27,500.00. (1)

10.14 Loan Agreement, dated November 24, 1998, between Brickyard Bank and Pay
      Day Check Advance, Inc. (1)

10.15 Promissory Note, dated November 24, 1998, between Brickyard Bank and
      Pay Day Check Advance, Inc. used in connection with $1,000,000 Loan
      Agreement. (1)

10.16 Settlement Agreement, dated May 15, 1998, between Kevin E. Koy, Maureen
      H. Koy, Chicago Mortgage and Financial Services, Inc., Chicago Mortgage
      and Financial Services, Inc. Profit Sharing Plan & Trust; Cambridge
      Financial Services, Inc.; CorCapital Financial Partners L.L.C., SHC
      Corp., Sonoma Holding Corp. Terrence L. Donati and Frank A. Contaldo.
      (1)

10.17 Agreement, dated May 8, 1998, between Douglas E. Macklin and Payday
      Check Advance, Inc. (1)

10.18 Settlement Agreement between Douglas E. Macklin and Sonoma Financial
      Corporation, dated September 20, 2000.

10.19 Settlement Agreement and Mutual General Release

21.   List of Subsidiaries

22. Proxy Statement file January 9, 2001 in connection with Annual Meeting for Shareholders on January 26, 2001. (2)


(1) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2) Incorporated herein by reference from the Company's Definitive Proxy Statement on form DefA14A for the January 26, 2001 annual meeting of the shareholders.

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

Date:    April 17, 2001


By:      /s/ Terrence L. Donati
         --------------------------------------------------
         Terrence L. Donati, Director


By:      /s/ John A. Annerino
         --------------------------------------------------
         John A. Annerino, Director


By:      /s/ Michael Pyle
         --------------------------------------------------
         Michael Pyle, Director