Form 10QSB
period 2001-03-31
SHC CORP
filed 2001-05-21
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ____________ to ____________

         Commission file number _________________________________

                                    SHC CORP.
        (Exact name of small business issuer as specified in its charter)


                ILLINOIS                                 36-3971950
                --------                                 ----------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           CLASS                                    OUTSTANDING AT MAY 11, 2001
           -----                                    ---------------------------
 Common Stock, Par Value $0.001                           109,250,577 Shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                    SHC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   ASSETS                             MARCH 31,     DECEMBER 31,
                                                                        2001           2000
                                                                      ---------     ------------
                                                                     (unaudited)
CURRENT ASSETS
     Cash                                                           $     1,425    $   102,547
     Accounts receivable, net of allowance for doubtful
        accounts of $240,000 and $175,000 respectively                  474,771        675,722
     Notes receivable                                                     4,196          4,196
     Prepaid expenses                                                    26,468         37,816
                                                                    -----------    -----------
              TOTAL CURRENT ASSETS                                      506,860        820,281

FIXED ASSETS
     Property and equipment                                             403,350        419,073
     Less: accumulated depreciation                                    (227,302)      (223,246)
                                                                    -----------    -----------
              NET FIXED ASSETS                                          259,194        195,827

OTHER ASSETS
     Security deposits and other assets                                  37,861         37,861
                                                                    -----------    -----------

TOTAL ASSETS                                                        $   720,769    $ 1,053,969
                                                                    -----------    -----------


                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $ 1,377,684    $ 1,427,307
     Current portion of notes payable                                 2,325,096      2,269,109
                                                                    -----------    -----------
              TOTAL CURRENT LIABILITIES                               3,702,779      3,696,416

LONG-TERM PORTION OF NOTES PAYABLE                                      251,787        350,685
                                                                    -----------    -----------
              TOTAL LIABILITIES                                       3,954,566      4,047,101

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 20,000,000 shares
       authorized; none issued                                             --             --
     Common stock, par value $.001; 250,000,000
       shares authorized; 107,255,225 and 97,032,287
       shares issued and outstanding, respectively                      107,255         97,032
     Additional paid-in capital                                       4,962,552      4,632,319
     Accumulated deficit                                             (8,303,605)    (7,722,483)
                                                                    -----------    -----------

              TOTAL STOCKHOLDERS' DEFICIT                            (3,233,797)    (2,993,132)
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   720,769    $ 1,053,969
                                                                    ===========    ===========


           See accompanying notes to unaudited condensed consolidated financial statements.

                                    SHC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                   ------------------------------
                                                                         2001             2000
                                                                        ------           ------
NET REVENUES                                                        $     523,742    $     751,601

COST OF STORE OPERATIONS                                                  343,719          617,902
                                                                    -------------    -------------

         GROSS PROFIT                                                     180,023          133,699


OPERATING EXPENSES
     Selling, general and administrative                                  636,407          678,420
     Provision for store closings                                          60,000          250,000
                                                                    -------------    -------------

         LOSS FROM OPERATIONS                                            (516,384)        (794,721)


OTHER EXPENSES
     Interest expense                                                      64,737           46,660
                                                                    -------------    -------------

         NET LOSS                                                   $    (581,121)   $    (841,381)
                                                                    =============    =============


BASIC AND DILUTED LOSS
     PER COMMON SHARE                                               $       (0.01)   $       (0.01)
                                                                    =============    =============


BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                                        100,161,234       79,646,340
                                                                    =============    =============



           See accompanying notes to unaudited condensed consolidated financial statements.

                                    SHC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE THREE
                                                                            MONTHS
                                                                        ENDED MARCH 31,
                                                                       2001        2000
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                     $(581,121)   $(841,381)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                            22,054       33,332
              Provision for store closings                             60,000      250,000
              Shares issued for services and compensation                  80      114,996
              Change in operating assets and liabilities:
                    Accounts receivable                               200,951      134,763
                    Prepaid expenses                                   11,348       (9,458)
                    Accounts payable and accrued liabilities           61,205       69,274)
                                                                    ---------    ---------
              NET CASH FROM OPERATING ACTIVITIES                     (225,483)    (341,700)
                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                             (7,728)     (18,646)
       Increase in security deposits and other assets                    --         (1,560)
                                                                    ---------    ---------
              NET CASH FROM INVESTING ACTIVITIES                       (7,728)     (20,206)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from equity transactions                                 --        553,455
       Proceeds from notes payable                                    150,000         --
       Principal payments of notes payable                            (17,911)     (37,045)
                                                                    ---------    ---------
              NET CASH FROM FINANCING ACTIVITIES                      132,089      516,410
                                                                    ---------    ---------

                    NET INCREASE (DECREASE) IN CASH                  (101,122)     154,504

CASH, BEGINNING OF PERIOD                                             102,547       14,242
                                                                    ---------    ---------

CASH, END OF PERIOD                                                 $   1,425    $ 168,746
                                                                    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                                $   9,861    $  13,562
                                                                    =========    =========

NON-CASH TRANSACTIONS
       Payments of accrued expenses made by shareholder             $    --      $  71,039
                                                                    =========    =========
       Liabilities exchanged for equity                             $ 340,377    $ 128,566
                                                                    =========    =========
       Write-off of property and equipment of closed stores         $    --      $  65,109
                                                                    =========    =========
       Shares issued under subscription agreement and unpaid        $    --      $  40,000
                                                                    =========    =========


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

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $___ million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

STORE CLOSINGS - As described in its annual Form 10-KSB report, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has closed 4 stores through May 11, 2001 and has contracts to sell 3 other stores. For these closures, the Company has increased its reserve for closed stores by $60,000. The Company will continue to monitor its store program as it seeks to raise more capital.

EQUITY TRANSACTIONS - During the first three months ended March 31, 2001, the Company issued approximately 10.2 million shares of common stock. The following unaudited amounts indicate the purpose of the issuance, the approximate number of shares issued, and the approximate amount of consideration received: conversion of debt, 5.6 million shares for $175,000; and, payment to creditors on amounts owed, 4.6 million shares for $165,000.

EARNINGS PER SHARE - The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for the first three months of 2001 and 2000 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive.


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

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, case number 99 L 596. On September 20, 2000, the third party and the Company entered into a settlement agreement pursuant to which the third party released its claims in exchange for the issuance of 450,000 shares of the Company's stock and the payment of an aggregate of $125,000 on an installment basis plus its attorney fees of $6,000. The agreement further provides that a default in payments will accelerate all amounts due. In the second quarter of 2001, the Company received a letter from the shareholder indicating that the Company had defaulted on the payments and that $112,000, constituting all amounts then remaining under the settlement agreement, were immediately due and payable. Subsequent to receipt of that letter, the Company has made efforts to make payments to such shareholder and is in the process of attempting to negotiate a resolution to this matter.

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

During 2000 and 2001, the Company received funds totaling $350,000 from a shareholder. The Company and the shareholder never reached an agreement as to the nature, terms and documentation of the funding. On April 10, 2001, the shareholder made demands on the Company in connection with the funding based on alleged defaults. In May, 2001, the Company received a letter from the shareholder indicating that the shareholder would be filing an action to collect all sums allegedly due such shareholder. Management cannot predict with any certainty what the outcome of any such litigation would be.

In the first quarter of 2001, a creditor of the Company, on behalf of itself and a group of related creditors, made a demand for payment of certain promissory notes issued by the Company aggregating approximately $250,000, plus accrued interest. The Company is attempting to negotiate a repayment plan or an extension of the maturity of the notes. Management cannot say whether they will successfully negotiate an acceptable repayment plan or an extension of the maturity of the notes.

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


               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
                    TO THE THREE MONTHS ENDED MARCH 31, 2000

NET REVENUES. SHC Corp. and its subsidiaries ("Company") generated revenues of $523,742 for the three months ended March 31, 2001. This represented a 30% decrease from $751,601 in revenues generated in the three months ended March 31, 2000. The principal reason for this decline was the reduction in the number of stores opened for the period in 2001 compared to the same period in 2000.

COST OF STORE OPERATIONS. The Company incurred expenses of $343,719 for operating its stores during the three months ended March 31, 2001, which represented a decrease of 44% from the expenses that were incurred during the three months ended March 31, 2000. This decrease was the result of fewer stores opened and the associated reductions in operating store expenses, primarily rent expense and salaries & benefits.

GROSS PROFIT. For the three months ended March 31, 2001, the Company reported gross profit of $180,023. This was an increase of 35% from the prior year's amount of $133,699. This was due to reductions in certain operating expenses as stores were closed, while Company's loan base and associated revenues declined at a slower rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $636,407, which was 7% lower than the first quarter's amount from the prior year. The decrease was due primarily to overall reduction in these expenses.

PROVISION FOR STORE CLOSINGS. The Company increased its reserve for stores closed in the first quarter. These additional closures became necessary as the Company continued to review its operations, in light of its available cash, and determined that it needed to concentrate its limited resources into those stores that present the best opportunity to generate the most profit.

INTEREST EXPENSE. This expense increased by 39% from $46,660 in 2000 to $64,737 in 2001. This was due to increased bank borrowings and other notes payable, and higher interest rates charged on those incremental borrowings.

NET LOSS. The Company reported a lower net loss in 2001 from a year earlier for those reasons cited previously.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The information required by Part II, Item 1 of Form 10-QSB is hereby incorporated by reference to Note 2 to SHC Corp.'s Consolidated Balance Sheets for the three months ended March 31, 2001, included in Item 1 of Part 1 of this Form 10-QSB.

ITEM 5.   Other Information

As of March 31, 2001 and December 31, 2000, the Company had a negative working capital position of $3,195,919 and $2,876,135. The Company was able to fund its operations during the first three months through the issuance of $150,000 in notes and a partial liquidation of its loan portfolio.

The Company realizes it needs to strengthen its working capital position and over all financial condition. Through May 2001, it has closed 4 stores to reduce the losses and to improve its cash position and has contracts to sell 3 other stores. The Company started a franchising program in the first quarter and, though there has been significant interest by prospective franchisees, it has not sold any franchises to date. It is in talks with several groups regarding additional cash infusions via equity or debt capital. If such talks are successful, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

In an effort to reduce debt, the Company has negotiated with four noteholders to exchange their notes for common stock in fiscal 2001 and any unpaid interest. The outstanding amount of these notes was $175,000, of which, all was converted by March 31, 2001.

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



-----------------------------------------
SHC CORP.

By:      --------------------------------
         Terrence L. Donati, President, Principal
         Financial Officer and Principal Accounting Officer

Date:    May 21, 2001



By:      --------------------------------
         Terrence L. Donati, Director

Date:    May 21, 2001



By:      --------------------------------
         John Annerino, Director

Date:    May 21, 2001



By:      --------------------------------
         Michael Pyle, Director

Date:    May 21, 2001