Form 10QSB
period 2001-06-30
SHC CORP
filed 2001-08-20
CIK 1092481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from ____________ to ____________

                 Commission file number _________________________________

                                    SHC CORP.
        (Exact name of small business issuer as specified in its charter)


                    ILLINOIS                            36-3971950
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)               Identification No.)


         390 South Eight Street, 2nd Floor, West Dundee, Illinois 60118
                    (Address of principal executive offices)

                                 (847) 428-8684
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding at August 17, 2001
                  -----                      ------------------------------
     Common Stock, Par Value $0.001               112,355,815 Shares

                        PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                                  SHC CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (UNAUDITED)

                                     ASSETS                                             JUNE 30,       DECEMBER 31,
                                                                                            2001               2000
                                                                                  --------------    ---------------
CURRENT ASSETS
     Cash                                                                         $                 $       102,547
     Accounts receivable, net of allowance for doubtful
        accounts of $120,000 and $175,000 respectively                                   495,433            675,722
     Notes receivable                                                                      4,196              4,196
     Prepaid expenses                                                                     29,456             37,816
                                                                                  --------------    ---------------
              TOTAL CURRENT ASSETS                                                       529,085            820,281

FIXED ASSETS
     Property and equipment                                                              420,799            419,073
     Less: accumulated depreciation                                                     (251,159)          (223,246)
                                                                                  ---------------   ---------------
              NET FIXED ASSETS                                                           169,640            195,827

OTHER ASSETS
     Security deposits and other assets                                                   46,817             37,861
                                                                                  --------------    ---------------

TOTAL ASSETS                                                                      $      745,542    $     1,053,969
                                                                                  ==============    ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Checks written in excess of cash in bank                                             90,521               --
     Accounts payable and accrued liabilities                                      $   1,328,860    $     1,427,307
     Current portion of notes payable                                                  2,758,515          2,269,109
                                                                                  --------------    ---------------
              TOTAL CURRENT LIABILITIES                                                4,177,896          3,696,416

LONG-TERM PORTION OF NOTES PAYABLE                                                       260,413            350,685
                                                                                  --------------    ---------------
              TOTAL LIABILITIES                                                        4,438,309          4,047,101

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001; 20,000,000 shares
       authorized; none issued                                                               --                --
     Common stock, par value $.001; 250,000,000
       shares authorized; 111,495,815 and 97,032,287
       shares issued and outstanding, respectively                                       111,495             97,032
     Additional paid-in capital                                                        5,100,784          4,632,319
     Accumulated deficit                                                              (8,905,046)        (7,722,483)
                                                                                  ---------------   ---------------

              TOTAL STOCKHOLDERS' DEFICIT                                             (3,692,767)        (2,993,132)
                                                                                  ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $      745,542    $     1,053,969
                                                                                  ==============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  SHC CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                       ENDED JUNE 30,
                                              --------------------------------    ---------------------------------
                                                        2001              2000              2001               2000
                                              --------------    --------------    --------------    ---------------
NET REVENUES                                         972,621           738,745    $    1,496,363    $     1,490,346

COST OF STORE OPERATIONS                             849,067           537,454         1,192,786          1,155,356
                                              --------------    --------------    --------------    ---------------

         GROSS PROFIT                                123,554           201,291           303,577            334,990

OPERATING EXPENSES
     Selling, general and administrative             673,387         1,049,362         1,309,794          1,727,782
     Reserve for store closings                         --                --              60,000            250,000
                                              --------------    --------------    --------------    ---------------

         LOSS FROM OPERATIONS                       (549,833)         (848,071)        1,066,217         (1,642,792)

OTHER EXPENSES
     Interest expense                                 51,609            46,744           116,346             93,404
                                              --------------    --------------    --------------    ---------------

         NET LOSS                                   (601,442)         (894,815)   $   (1,182,563)   $    (1,736,196)
                                              ==============    ==============    ==============    ===============

BASIC AND DILUTED LOSS
     PER COMMON SHARE                         $        (0.01)   $         0.01    $        (0.01)   $         (0.02)
                                              ==============    ==============    ==============    ===============


BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                   100,161,234        83,114,327       103,797,506         81,380,333
                                              ==============    ==============    ==============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  SHC CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                         FOR THE SIX
                                                                                            MONTHS
                                                                                        ENDED JUNE 30,
                                                                                        --------------
                                                                                          2001              2000
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                 $  (1,182,563)    $  (1,736,197)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                            45,953            69,064
              Provision for store closings                                             60,000           250,000
              Shares issued for services and compensation                               4,080           385,196
              Change in operating assets and liabilities:
                    Accounts receivable                                               180,289            29,687
                    Prepaid expenses                                                    8,360            (8,239)
                    Other Operating                                                    83,106               --
                    Accounts payable and accrued liabilities                          (38,451)          326,662
                                                                                -------------     -------------

              NET CASH FROM OPERATING ACTIVITIES                                     (839,226)         (683,827)
                                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                             (1,726)          (32,915)
       Increase in security deposits and other assets                                   8,956            (1,560)
                                                                                -------------     -------------

              NET CASH FROM INVESTING ACTIVITIES                                        7,230           (34,475)
                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Checks in excess of cash in bank                                                90,521
       Proceeds from equity transactions                                              482,928           676,455
       Proceeds from notes payable                                                    156,000           160,000
       Principal payments of notes payable                                                --            (57,926)
                                                                                -------------     -------------

              NET CASH FROM FINANCING ACTIVITIES                                      729,449           778,529
                                                                                -------------     -------------

                    NET INCREASE (DECREASE) IN CASH                                  (102,547)           60,227

CASH, BEGINNING OF PERIOD                                                             102,547            14,242
                                                                                -------------     -------------

CASH, END OF PERIOD                                                             $        --       $      74,469
                                                                                =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                                            $       8,515     $      24,758
                                                                                =============     =============
NON-CASH TRANSACTIONS
       Payments of accrued expenses made by shareholder                         $        --       $      71,039
                                                                                =============     =============
       Liabilities exchanged for equity                                         $     344,377     $     276,560
                                                                                =============     =============
       Write-off of property and equipment of closed stores                     $        --       $     150,803
                                                                                =============     =============
       Shares issued under subscription agreement and unpaid                    $        --       $      40,000
                                                                                =============     =============

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $8.9 million of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management has undertaken measures to reduce its operating costs and has closed several unprofitable stores. Concurrently, management is negotiating with third party lenders and equity investors in an effort to obtain sufficient financing to meet its operating needs.

There can be no assurances that these cost reduction measures will be adequate or that the additional financing, if any, will be sufficient to enable the Company to continue as a going concern.

STORE CLOSINGS - As described in its annual Form 10-KSB report, the Company has decided to suspend its expansion program due to a shortage of capital and has elected to close certain store locations instead. Management has closed 6 stores through August 17, 2001 and has contracts to sell 3 other stores. For these closures, the Company has increased its reserve for closed stores by $60,000. The Company will continue to monitor its store program as it seeks to raise more capital.

EQUITY TRANSACTIONS - During the first six months ended June 30, 2001, the Company issued approximately 13.1 million shares of common stock. The following unaudited amounts indicate the purpose of the issuance, the approximate number of shares issued, and the approximate amount of consideration received: conversion of debt; 5.6 million shares for $175,000; payment to creditors on amounts owed, 7.5 million shares for approximately $306,000.

EARNINGS PER SHARE - The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings results in a dual presentation of basic and diluted EPS. The Company had a loss for the first six months of 2001 and 2000 and, accordingly, potential common stock equivalents have been excluded from the weighted average share computations because their inclusion would have been anti-dilutive.

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

In May 1998, Payday entered into an agreement with a third party which allegedly owned 20% of 1825 Corp., a former Payday subsidiary which owned and operated several Payday stores. Pursuant to the agreement, such third party was to sell and assign all of its 20% interest to Payday in consideration of certain payments by Payday consisting of cash and stock of the Company. Part of the consideration was delivered to and accepted by such third party and part of the consideration was rejected. The parties were in dispute as to whether the contract was breached and by whom. The third party commenced litigation in the Circuit Court of Will County, Illinois, case number 99 L 596. On September 20, 2000, the third party and the Company entered into a settlement agreement pursuant to which the third party released its claims in exchange for the issuance of 450,000 shares of the Company's stock and the payment of an aggregate of $125,000 on an installment basis plus its attorney fees of $6,000. The agreement further provides that a default in payments will accelerate all amounts due. In the second quarter of 2001, the Company received a letter from the shareholder indicating that the Company had defaulted on the payments and that

112,000, constituting all amounts then remaining under the settlement agreement, were immediately due and payable. Subsequent to receipt of that letter, the Company has made efforts to make payments to such shareholder and is in the process of attempting to negotiate a resolution to this matter.

On November 4, 1998, an investor in the Company filed a lawsuit in the Circuit Court of Kane County, Illinois, case number LKA 98 580, seeking $250,000 in damages. The plaintiff asserted that he exercised a "put" option with respect to 1,000,000 shares owned by plaintiff, which would allegedly entitled him to "put" such shares to the Company in exchange for $250,000. The plaintiff claimed that the Company breached an agreement between the parties by failing to honor the put and pay $250,000 to plaintiff and received a judgment to such effect in May 2000. The parties entered into a settlement agreement pursuant to which the Company agreed to deliver to such party, in exchange for a release of all claims, $100,000 and 1,500,000 shares of the Company's common stock. The Company performed its obligations under the settlement agreement and the case has been dismissed.

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

During 2000 and 2001, the Company received funds totaling $350,000 from a shareholder. The Company and the shareholder never reached an agreement as to the nature, terms and documentation of the funding. On April 10, 2001, the shareholder made demands on the Company in connection with the funding based on alleged defaults. In May, 2001, the shareholder brought suit against the Company seeking repayment of the funds advanced plus accrued interest, as well as repayment of funds loaned under a separate promissory note for $50,000 which is due in 2003 and approximately $46,000 advanced pursuant to a personal guaranty issued by the shareholder on the Company's behalf (Circuit Court of Cook County, Illinois, County Department-Law Division Case No. 01 L 5533). The Company is currently in the process of preparing an answer to the complaint. Management cannot predict with any certainty what the outcome of any such litigation would be.

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

In April, 2000, the Company issued a promissory note in the original principal amount of $56,000 to a private lender, which note became due on August 12, 2001. A portion of the interest due was paid, but certain interest and the principal remain unpaid.

In connection with store closings, the Company has been named as a defendant in numerous lawsuits brought by landlords for alleged damages for unpaid rent.


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


        COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE
                          MONTHS ENDED JUNE 30, 2000

NET REVENUES. SHC Corp. and its subsidiaries ("Company") generated revenues of $1,496,363 for the six months ended June 30, 2001. This represented a 0.4% increase from $1,490,346 in revenues generated in the six months ended June 30, 2000. The principal reason that the revenues are flat from last year is better production from existing stores but the company has fewer stores than during the same period last year.

COST OF STORE OPERATIONS. The Company incurred expenses of $1,192,786 for operating its stores during the six months ended June 30, 2001, which represented an increase of 3% from the expenses that were incurred during the six months ended June 30, 2001. This increase was the result of normal cost of living increases.

GROSS PROFIT. For the six months ended June 30, 2001, the Company reported gross profit of $303,577. This was a decrease of 9.5% from the prior year's amount of $334,990. This was due to increases in certain operating expenses as stores were closed, while Company's loan base and associated revenues declined at a slower rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Expenses related to these activities were $1,172,255 during the six months ended June 30, 2001 which is a 24% reduction to the $1,727,782 for the similar period ended June 30, 2000. The decrease was due primarily to the company's store reductions and general cost containment measures.

RESERVE FOR STORE CLOSINGS. The Company increased its provision for stores closed during calendar year 2001. These additional closures became necessary as the Company continued to review its operations, in light of its available cash, and determined that it needed to concentrate its limited resources into those stores that present the best opportunity to generate the most profit.

NOTES PAYABLE. The Company executed two new notes payable during the six months ended June 30, 2001. The first note payable was executed on April 12, 2001 and carries an interest rate of 12% per month. This note was due on August 12, 2001 with no extensions allowed. This note is now in default. The balance due on the note was $79,068 at the maturity date. The Company has had no negotiations with the note holder to extend this loan. The second note payable was executed on May 14, 2001 and is due on August 22, 2001 with the principal and accrued interest due of $122,500. There is no stated rate of interest on this note; however, interest accrues at $7,500 per month. The principal amount is $100,000.

INTEREST EXPENSE. This expense increased by 28% from $93,404 in 2000 to $116,346 in 2001. This was due to increased bank borrowings and other notes payable.

NET LOSS. The Company reported a lower net loss in 2001 from a year earlier for those reasons cited previously.

                         PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information required by Part II, Item 1 of Form 10-QSB is hereby incorporated by reference to Note 2 to SHC Corp.'s Consolidated Balance Sheets for the three months ended June 30, 2001, included in Item 1 of Part 1 of this Form 10-QSB.

ITEM 5.     Other Information

As of June 30, 2001 and December 31, 2000, the Company had a negative working capital position of $3,648,807 and $2,876,135. The Company was able to fund its operations during the first six months through the issuance of various notes and a partial liquidation of its loan portfolio.

The Company realizes it needs to strengthen its working capital position and over all financial condition. Through August 17, 2001, it has closed 6 stores to reduce the losses and to improve its cash position and has contracts to sell 3 other stores. The Company started a franchising program in the first quarter it has sold 3 franchises to date totalling $100,000 to date. In addition, the Company has letters of intent to sell an additional 13 franchise stores totalling $378,000. It is in talks with several groups regarding additional cash infusions via equity or debt capital. If such talks are successful, the Company will receive funds for operating capital. If the discussions are not successful, the Company will need to examine various options, such as, closing additional stores and/or financial restructuring.

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


SHC CORP.

By:      /s/ Terrence L. Donati
         --------------------------------------------------
         Terrence L. Donati, President, Principal
         Financial Officer and Principal Accounting Officer

Date:    August 20, 2001


By:      /s/ Terrence L. Donati
         --------------------------------------------------
         Terrence L. Donati, Director

Date:    August 20, 2001


By:      /s/ John Annerino
         --------------------------------------------------
         John Annerino, Director

Date:    August 20, 2001